Form 10-Q
period 1996-03-31
AMERICAN CLASSIC VOYAGES CO
filed 1996-05-15
CIK 315136

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                          ___________________________


                                   FORM 10-Q




        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     COMMISSION FILE NUMBER:     0-9264


                        AMERICAN CLASSIC VOYAGES CO.
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      31-0303330
(State or other jurisdiction of             (I.R.S. Employer identification No.)
 incorporation or organization)


TWO NORTH RIVERSIDE PLAZA, CHICAGO, IL                      60606
(Address of principal executive offices)                  (Zip Code)


                                 (312) 258-1890
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  [ X ]    No  [   ]


As of April 28, 1996, there were 13,772,853 shares of Common Stock outstanding.




===============================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX


ITEM DESCRIPTION                                                               PAGE
Part I   Financial Information:

         Item 1.      Condensed Consolidated Financial Statements (Unaudited)

                      Condensed Consolidated Statements of Income for the
                      Three Months Ended March 31, 1996 and 1995.............    3

                      Condensed Consolidated Balance Sheets at March 31,
                      1996 and December 31, 1995.............................    4

                      Condensed Consolidated Statements of Cash Flows for
                      the Three Months Ended March 31, 1996 and 1995.........    5

                      Notes to Condensed Consolidated Financial Statements...    6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................    9

Part II  Other Information:

         Item 1.      Legal Proceedings......................................   14

         Item 6.      Exhibits and Reports on Form 8-K.......................   14

                          AMERICAN CLASSIC VOYAGES CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                           For the Three Months
                                                              Ended March 31,
                                                          ---------------------
                                                             1996        1995
                                                          ---------   ---------
Revenues...............................................     $41,945     $44,253

Cost of operations (exclusive of depreciation and
  amortization shown below)..............................    28,389      36,312
                                                           --------     -------
Gross profit...........................................      13,556       7,941

Selling, general and administrative expenses...........      13,502      13,082
Depreciation and amortization expense..................       3,448       2,458
Impairment write-down (Note 4).........................      38,390         --
                                                           --------     -------
Operating loss.........................................     (41,784)     (7,599)

Interest income........................................         241         527
Interest expense.......................................       2,125         275
                                                           --------     -------
Loss before income taxes and minority interest.........     (43,668)     (7,347)

Income tax benefit.....................................        (397)     (2,580)
Minority interest......................................          --        (730)
                                                           --------     -------
Net loss...............................................    $(43,271)    $(4,037)
                                                           ========     =======
Per Share Information:
Average common and common share equivalents outstanding      13,770      13,998
                                                           ========     =======
Loss per share.........................................      $(3.14)     $(0.29)
                                                           ========     =======
Cash dividends declared per share......................    $    --        $0.04
                                                           ========     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except shares and par value)
                                  (Unaudited)




                                                    March 31,   December 31,
                                                      1996         1995
                                                   ---------     ---------
ASSETS
Cash and cash equivalents........................     $9,906        $6,048
Restricted short-term investments................      3,795        10,681
Accounts receivable..............................      1,888         1,134
Prepaid expenses and other current assets........      7,500         6,612
                                                   ---------     ---------
   Total current assets..........................     23,089        24,475

Property and equipment, net......................    184,499       211,959
Other assets.....................................      6,274         6,320
Goodwill, net....................................        --          4,719
                                                   ---------     ---------
   Total assets..................................   $213,862      $247,473
                                                   ---------     ---------
LIABILITIES
Accounts payable.................................     14,433        13,073
Other accrued liabilities........................     24,157        27,437
Current portion of long-term debt................      3,923         3,746
Unearned passenger revenues......................     40,398        28,532
                                                   ---------     ---------
   Total current liabilities.....................     82,911        72,788

Long-term debt, less current maturities..........    102,786       103,272
                                                   ---------     ---------
   Total liabilities.............................    185,697       176,060
                                                   ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
  authorized, none issued or outstanding)..........      --            --
Common stock, $.01 par value (20,000,000 shares
  authorized, 13,772,853 and 13,769,512 shares
  issued and outstanding, respectively)..........        138           138
Additional paid-in capital.......................     74,071        74,048
Retained deficit.................................    (46,044)       (2,773)
                                                   ---------     ---------
   Total stockholders' equity....................     28,165        71,413
                                                   ---------     ---------
                                                    $213,862      $247,473
                                                   =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                           For the Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                             1996        1995
                                                          ---------   ---------
OPERATING ACTIVITIES:
 Net loss..............................................   $(43,271)   $ (4,037)
  Depreciation and amortization........................      3,448       2,458
  Minority interest....................................         --        (730)
  Impairment write-down (Note 4).......................     38,390          --
  Changes in working capital and other:
      Working capital changes and other................       (883)     (2,175)
      Unearned passenger revenues......................     11,866       2,603
                                                         ---------   ---------
  Net cash provided by (used in) operating activities..      9,550      (1,881)
                                                         ---------   ---------
INVESTING ACTIVITIES:
  Decrease in restricted short-term investments........      6,886          60
  Capital expenditures.................................    (12,054)     (7,233)
                                                         ---------   ---------
  Net cash used in investing activities ...............     (5,168)     (7,173)
                                                         ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings.............................      6,903      15,000
  Repayment of borrowings..............................     (7,212)         --
  Issuance of common stock.............................         23           8
  Dividends............................................         --        (550)
  Deferred financing fees..............................       (238)       (650)
                                                         ---------   ---------
  Net cash (used in) provided by financing activities..       (524)     13,808
                                                         ---------   ---------

 Increase in cash and cash equivalents.................      3,858       4,754
 Cash and cash equivalents, beginning of period........      6,048      12,224
                                                         ---------   ---------
 Cash and cash equivalents, end of period..............  $   9,906   $  16,978
                                                         ---------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (refunded) during the period for:
  Interest (net of capitalized interest)...............  $   2,602   $     241
  Income taxes.........................................  $      --   $    (538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1995 (the "Annual Report") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Annual Report and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. PROPERTY AND EQUIPMENT:

Property and equipment includes the estimated salvage value for the Constitution of $2.5 million. The Constitution will not be returned to service and will remain in wet berth in Portland, Oregon while the Company explores various other options for the vessel (see Note 4 for further information).

3. DEBT:

Long-term debt consisted of (in thousands):

                                                          March 31,    December 31,
                                                            1996          1995
                                                          ---------    ------------
U.S. Government Guaranteed Ship Financing Note,
  American Queen Series, floating rate notes due
  semi-annually beginning February 24, 1996
  through August 24, 2005...............................   $23,024       $24,236
U.S. Government Guaranteed Ship Financing Bond,
  American Queen Series, 7.68% fixed rate, sinking
  fund bonds due semi-annually beginning February 24,
  2006 through June 2, 2020.............................    36,353        36,353
U.S. Government Guaranteed Ship Financing Note,
  Independence Series A, floating rate notes due
  semi-annually beginning June 7, 1996 through
  December 7, 2005......................................    13,214        13,214
U.S. Government Guaranteed Ship Financing Bond,
  Independence Series A, 6.84% fixed rate sinking
  fund bonds due semi-annually beginning
  June 7, 2006 through December 7, 2015.................    13,215        13,215
U.S. Government Guaranteed Ship Financing Note,
  Independence Series B, floating rate notes due
  semi-annually beginning December 7, 1996 through
  December 7, 2005......................................     3,363            --
U.S. Government Guaranteed Ship Financing Bond,
  Independence Series B, 7.46% fixed rate sinking
  fund bonds due semi-annually beginning
  June 7, 2006 through December 7, 2015.................     3,540            --
Revolving credit facility...............................    14,000        20,000
                                                          --------      --------
                                                           106,709       107,018
Less current portion....................................     3,923         3,746
                                                          --------      --------
                                                          $102,786      $103,272
                                                          ========      ========

On March 28, 1996, a subsidiary of GHCL issued $6.9 million of debt guaranteed by the U.S. Government through the U.S. Department of Transportation Maritime Administration ("MARAD"). This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus
 .27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes, are payable semi-annually beginning December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, the Series B debt required the subsidiary to increase the six-month debt service deposit to $2.2 million. This deposit will be released when either GHCL or its subsidiary meets certain cash flow and debt-to-equity ratios.

The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Newport News Shipbuilding and Dry Dock Company (the "Shipyard") as part of the litigation settlement as further discussed in Note
7. The remaining proceeds were used, in part, to pay down $6.0 million of its then outstanding $20.0 million under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its amended and restated credit agreement with a group of financial institutions with Chemical Bank, as agent (the "Chemical Credit Agreement"). The modified Chemical Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999. Borrowings bear interest, at the option of the Company, equal to either (i) the greater of Chemical Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The modified Chemical Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

As of March 31, 1996, the Company was in compliance with its financial covenants.


4.   IMPAIRMENT WRITE-DOWN:

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. The Constitution was removed from service on June 27, 1995 and is currently in wet berth in Portland, Oregon. In the first quarter of 1996, in connection with the foregoing decision, the Company recognized an impairment write-down of $38.4 million, comprised of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the GHCL acquisition. In addition, the Company has a reserve of $4.5 million for future storage, maintenance and insurance costs for the Constitution as it explores various other options for the vessel.

The impairment write-down was recognized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996. SFAS No. 121 establishes accounting standards for recognizing the impairment of long-lived assets, identifiable intangibles and goodwill, whether to be disposed of or to be held and used. In general, SFAS No. 121 requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets.

5. STOCK OPTIONS:

Activity under the Company's stock option plans from December 31, 1995 through March 31, 1996 was:


                                   Executive Stock
                                     Option Plan            1992 Plan               Price Per Share
                                   --------------- ----------------------------    -----------------
                                       Shares         Shares           Shares
                                     Subject to     Subject to       Subject to
                                      Options        Options            SARs
                                   --------------- -----------       ----------
Balance at December 31, 1995          323,971       1,179,410         280,000        $3.25 - $20.42
  Options granted                          --         106,500              --         9.50 -  11.00
  Options canceled                         --         (86,000)        (25,000)        9.50 -  20.42
  Options exercised                        --              --              --                 --
                                      -------       ---------         -------
Balance at March 31, 1996             323,971       1,199,910         255,000        $3.25 - $20.42
                                      =======       =========         =======

With respect to SFAS 123, "Accounting for Stock-based Compensation", which became effective January 1, 1996, the Company will continue its current accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under SFAS 123. In addition, the Company will disclose the pro forma effect of the fair value accounting method in the notes to its annual consolidated financial statements, as required.


6. RETAINED EARNINGS:

Changes in retained deficit for the three months ended March 31, 1996 were (in thousands):

     Retained deficit at December 31, 1995...........  $ (2,773)
     Net loss........................................   (43,271)
                                                       --------
     Retained deficit at March 31, 1996..............  $(46,044)
                                                       ========

7. LITIGATION SETTLEMENT:

As discussed in Note 10 to the Consolidated Financial Statements included in the Annual Report, in February 1996, the Company settled its dispute with the Shipyard which arose during the renovation of the Independence. In March 1996, the Company, in accordance with the settlement agreement, paid an additional $8.7 million comprised of (a) the remaining escrow balance of $6.4 million, and
(b) $2.3 million upon the closing of the Series B debt as previously discussed in Note 3.

                          AMERICAN CLASSIC VOYAGES CO.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


GENERAL

American Classic Voyages Co. ("AMCV," or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The following discusses the Company's consolidated results of operations and financial condition for the first quarter of 1996 as compared to the first quarter of 1995. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended December 31, 1995.

The Company, through its various subsidiaries, operates two cruise lines:
"Delta Queen", which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats, and "American Hawaii", which owns and operates the Independence steamship. American Hawaii also owns the Constitution steamship which will not be returned to service as a result of a recent decision by the Company. The Constitution was removed from service on June 27, 1995 and is currently in wet berth in Portland, Oregon. The Company has written-down the value of the vessel to its estimated salvage value effective March 31, 1996. The Company also owns and operates the Maison Dupuy Hotel located in New Orleans.

The Company's operations are seasonal. Historically, there is greater passenger interest in the spring and fall months of the year at Delta Queen. Furthermore, the vessels are typically out of service in January of each year, undergoing a lay-up for routine repair and maintenance. The American Queen, launched in mid-1995, will undergo its first annual lay-up in January 1997. American Hawaii experiences greater passenger interest in the spring and summer months of the year. In addition, current interim results of operations include an impairment write-down as discussed in Note 4 of the Condensed Consolidated Financial Statements. As a result of the factors mentioned above, interim results of operations are not necessarily indicative of results for a full year.


RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months ended March 31, 1996 and 1995:

                             FINANCIAL HIGHLIGHTS


                                 For the Three Months
                                    Ended March 31,
                                ---------------------
                                   1996        1995
                                ---------    --------
                                    (in thousands)
Revenues......................  $  41,945   $  44,253
                                =========   =========
Operating loss................  $ (41,784)  $  (7,599)
                                =========   =========
Net loss......................  $ (43,271)  $  (4,037)
                                =========   =========

                             OPERATING STATISTICS


                                               For the Three Months
                                                  Ended March 31,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------
Fare revenue per passenger night..........        $206        $187
Total revenue per passenger night.........        $278        $277
Weighted average operating days (1):
  DELTA QUEEN.............................          75          65
  AMERICAN HAWAII.........................          91          90
Vessels capacity per day (berths)(2):
  DELTA QUEEN.............................       1,024         588
  AMERICAN HAWAII.........................         817       1,590
Capacity passenger nights (3).............     151,349     180,448
Passenger nights (4)......................     143,672     152,053
Physical occupancy percentage
  (berths) (5)............................         95%         84%

(1) Weighted average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day.

(2) Vessel capacity per day represents the number of passengers each cruise line can carry assuming double occupancy for cabins which accommodate two or more passengers. However, some cabins on the Independence and the American Queen can accommodate three or four passengers.

(3) Capacity passenger nights is determined by multiplying, for the respective period, the actual operating days of each vessel by each vessel's capacity per day.

(4) A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(5) Physical occupancy percentage is passenger nights divided by capacity passenger nights.

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Consolidated first quarter 1996 revenues of $41.9 million represented a $2.4 million decrease from first quarter 1995 revenues of $44.3 million. American Hawaii's revenues decreased $8.0 million, or 25%, mainly due to a 48% decrease in capacity as a result of the Constitution's removal from service on June 27, 1995, partially offset by improvements on the Independence in fare revenue per passenger night ("fare per diems") and occupancy. Fare per diems and passenger nights on the Independence increased by 19% and 8%, respectively, compared to 1995. Delta Queen's revenues increased $5.6 million, or 46%, reflecting a 97% increase in passenger nights for the period offset by a 17% decrease in fare per diems. The absorption of the increased capacity of the American Queen during the historically weak first quarter necessitated increased levels of fare discounting while occupancy levels decreased slightly to 87% from 89% as compared to the first quarter of 1995. Air travel revenue decreased at both lines due to a reduction in the percentage of passengers electing to purchase air travel through the Company.

Consolidated cost of operations decreased to $28.4 million for the first quarter of 1996 from $36.3 million for the first quarter of 1995. American Hawaii's operating costs decreased $12.4 million primarily due to the Constitution's removal from service and realization of operating cost savings on the Independence as a result of cost cutting efforts undertaken since the second half of 1995. Delta Queen's operating costs increased 56% as a result of the increased capacity provided by the American Queen.

Consolidated selling, general and administrative expenses increased to $13.5 million for the first quarter of 1996 from $13.1 million for the same quarter in 1995. Delta Queen's additional capacity resulted in increased selling and marketing expenditures while similar costs at American Hawaii were reduced with only one ship in operation. The $1.0 million increase in depreciation expense was due to the addition of the American Queen while American Hawaii's remained unchanged as the increased depreciation on the Independence was offset by the suspension of depreciation on the Constitution upon its removal from service in the prior year.

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. In connection with this decision, the Company recognized an impairment write-down of $38.4 million in the first quarter of 1996. Excluding this write-down, the consolidated operating loss for the first quarter of 1996 was $3.4 million as compared to $7.6 million in 1995.

The $38.4 million impairment write-down was comprised of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the American Hawaii acquisition. In addition, the Company has a reserve in the amount of $4.5 million for future storage, maintenance and insurance costs for the Constitution as it explores various other options for the vessel. The impairment write-down was recognized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996.

Interest expense increased $1.8 million due to increased borrowing levels in 1996 and capitalization of interest costs in 1995 related to the American Queen construction. The Company's effective tax rate for the first quarter of 1996 represented a benefit for certain state taxes. A valuation allowance was recognized for the full amount of the Federal tax benefit recorded in the first quarter of 1996 due to the possibility that the deferred tax asset created may not be realized in the future.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the three months ended March 31, 1996, cash used in operations before changes in unearned passenger revenues ("Operating Cash Flow") was $2.3 million compared to $4.5 million in the prior year. Operating Cash Flow reflected the improved operating performance of American Hawaii in the first quarter of 1996 as discussed previously under Results of Operations. Unearned passenger revenues, representing passenger cruise deposits, increased $11.9 million in the first quarter of 1996 reflecting the higher advance reservation levels at Delta Queen on three boats for the historically strong spring season and a slight increase in American Hawaii's unearned passenger revenues.

Capital Expenditures

Capital expenditures of $12.1 million in the first quarter of 1996 included $8.7 million related to the Independence, representing amounts paid to Newport News Shipbuilding and Dry Dock Company (the "Shipyard") in March 1996 as part of the litigation settlement. Other significant capital expenditures included $2.1 million for the Delta Queen and Mississippi Queen lay-ups including completion of the Mississippi Queen cosmetic renovation, and $1.3 million for other capital expenditures.

Debt

On March 28, 1996, a subsidiary of GHCL issued $6.9 million of debt guaranteed by the U.S. Government through the U.S. Department of Transportation Maritime Administration ("MARAD"). This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus
 .27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes are payable semi-annually beginning December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, the Series B debt required the subsidiary to increase the six-month debt service deposit to $2.2 million. This deposit will be released when either GHCL or its subsidiary meets certain cash flow and debt-to-equity ratios. The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Shipyard as part of the litigation settlement as discussed above. The remaining proceeds were used, in part, to paydown $6.0 million of its then outstanding $20.0 million under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its amended and restated credit agreement with a group of financial institutions with Chemical Bank, as agent (the "Chemical Credit Agreement"). The modified Chemical Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999. Borrowings bear interest, at the option of the Company, equal to either (i) the greater of Chemical Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The modified Chemical Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

As of March 31, 1996, the Company was in compliance with its financial covenants.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand, the ability to secure additional financing through the capital markets or the sale of certain non-strategic assets. The Company has no immediate plans to increase capacity at either of its two cruise lines. However, the Company continually evaluates opportunities to increase capacity, particularly with regard to the American Hawaii business. If it would elect to increase capacity, the Company may seek to secure additional financing. Notwithstanding, there can be no assurances that the Company will choose to increase capacity or, if it elects to do so, that it will obtain additional financing.

Dividends

In the second half of 1995, the Company's board of directors elected not to declare a dividend and determined that any future dividend declarations will be based on the Company's operating performance and its planned capital needs.

Other

In March 1996, as part of the litigation settlement, the remaining balance of $6.4 million maintained in an escrow account was released to the Shipyard. In addition, during the first quarter of 1996, $1.1 million was released to the Company from the escrow account maintained for remaining American Queen construction costs.

The Federal Maritime Commission ("FMC") regulates U.S. passenger vessels with 50 or more berths and requires that such operators post security with the FMC to be used in the event the operator fails to provide cruise services or otherwise satisfy certain standards. The Company has been approved as a self-insurer by the FMC and therefore, is not required to post any security with the FMC for passenger cruise deposits. However, in light of a recent bankruptcy in the cruise industry, the FMC has renewed its interest in more stringent financial safeguards for cruise lines. In January 1996, the FMC indicated that it will propose new regulations to tighten the self-insurance provisions as a means to protect passenger deposits and payments. At this time, the Company does not know the potential impact, but it is possible that the Company may be required to establish a bond to cover a portion of its passenger deposits and payments at some future date.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's impairment write-down, the recognition of a valuation allowance for Federal taxes, the ability to obtain additional financing, the sale of non-strategic assets, the increase in capacity at American Hawaii and the impact of future FMC regulations.

                          AMERICAN CLASSIC VOYAGES CO.


                          PART II - OTHER INFORMATION



ITEM 1. Legal Proceedings

        As discussed in Note 10 to the Consolidated Financial Statements included in the Annual Report, in February 1996, the Company settled its dispute with the Shipyard which arose during the renovation of the Independence. In March 1996, the Company, in accordance with the settlement agreement, paid an additional $8.7 million comprised of (a) the remaining escrow balance of $6.4 million, and (b) $2.3 million upon the closing of the Series B debt as previously discussed in Note 3 of the Condensed Consolidated Financial Statements.

        There are no other material legal proceedings, to which the Company is a party or of which any of its property is the subject, other than ordinary routine litigation and claims incidental to the business. The Company believes it maintains adequate insurance coverage and reserves for such claims.


ITEM  6. Exhibits and Reports on Form 8-K

        a)   Exhibits:

             4.(ii)(a)(16)  Third Amended and Restated Credit Agreement dated as of April 22, 1996, among The Delta Queen
                            Steamboat Co., as Borrower, and the Company, as Parent, the financial institutions from time to time a party hereto (collectively, the "Lenders") Chemical Bank, as the Lenders' agent ("Agent") and Hibernia Bank as Co-Agent.

             4.(ii)(a)(19)  $11,000,000.00 Third Amended and Restated Revolving
                            Loan Note dated April 22, 1996, by and between The Delta Queen Steamboat Co. and Chemical Bank.

                            The following Third Amended and Restated Revolving Loan Notes, each dated April 22, 1996 and executed by The Delta Queen Steamboat Co., as Borrower, are substantially identical in all material respects to the Third Amended and Restated Revolving Loan Note filed as Exhibit 4.(ii)(a)(3), except as to the named Lender and the stated amount, which are set forth below:


                             LENDER                          AMOUNT
                             ------                          ------
                             Hibernia National Bank          $10,000,000.00
                             Deposit Guaranty National Bank   $4,000,000.00

             4.(ii)(a)(23)  Third Master Amendment to the Collateral Documents
                            dated April 22, 1996, executed by The Delta Queen Steamboat Co., the Company, Cruise America Travel, Incorporated, Great River Transportation Co., Great River Cruise Line, Inc., Great Ocean Cruise Line, Inc., and Blackland Vistas, Inc., and the Agent for the benefit of the Agent and the Lenders in connection with the Amended and Restated Credit Agreement dated March 31, 1995.

             4.(ii)(a)(24)  Third Amendment to Preferred Ship Mortgage dated
                            April 22, 1996 executed by Great River Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $25,000,000.00.

             4.(ii)(a)(25)  Third Amendment to Preferred Ship Mortgage dated
                            April 22, 1996 executed by Great Ocean Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $25,000,000.00.

             4.(ii)(d)(11)  Amendment to Commitment to Guarantee Obligations by
                            the United States of America Accepted by Great Independence Ship Co. dated as of March 28,
                            1996.

             4.(ii)(d)(12)  Great Independence Ship Co. United Stated Government
                            Guaranteed Ship Financing Obligations, Independence Series B Purchase Agreement dated March 28, 1996.

             4.(ii)(d)(13)  Supplemental Indenture No. 1 relating to United
                            States Government Guaranteed Ship Financing
                            Obligations, Independence Series B, between Great Independence Ship Co. and the Bank of New
                            York, dated as of March 28, 1996.

             4.(ii)(d)(14)  Form of 2005 Note, Guarantee and Trustee's
                            Authentication Certificate Specimen Note as it relates to the United States Government Guaranteed Ship Financing Obligation, Independence Series B.

             4.(ii)(d)(15)  Form of 2015 Bond, Guarantee and Trustee's
                            Authentication Certificate Specimen Bond as it relates to United States Government Guaranteed Ship Financing Bond, Independence Series B.

             4.(ii)(d)(16)  Amendment No. 1 to Authorization Agreement between the United States of America represented by the Secretary of Transportation and the Bank of New York as Indenture Trustee under the Trust Indenture between it and Great Independence Ship Co. dated as of March 28, 1996.

             4.(ii)(d)(17)  Amendment No. 1 to Security Agreement relating to the United States Government Guaranteed Ship
                            Financing Obligation between Great Independence Ship Co. and the United States of America dated as of March 28, 1996 (the "Security Agreement").

             4.(ii)(d)(18)  Endorsement to $6,903,000 Promissory Note dated
                            March 28, 1996 by and between Great Independence Ship Co. and the United States of America.

             27.            Financial data schedule.


        b)   Reports on Form 8-K:

             None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  AMERICAN CLASSIC VOYAGES CO.


                             By:  /s/ Philip C. Calian
                                  ---------------------------------------
                                  Philip C. Calian
                                  Chief Executive Officer



                             By:  /s/ Kathryn F. Gray
                                  ---------------------------------------
                                  Kathryn F. Gray
                                  Controller and Chief Accounting Officer





Dated:   May 13, 1996
      ---------------------