Form 10-Q
period 1996-06-30
AMERICAN CLASSIC VOYAGES CO
filed 1996-08-14
CIK 315136

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          ___________________________


                                   FORM 10-Q


        [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



        [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER: 0-9264


                          AMERICAN CLASSIC VOYAGES CO.
             (Exact name of registrant as specified in its charter)




           DELAWARE                                      31-0303330
  (State or other jurisdiction              (I.R.S. Employer identification No.)
of incorporation or organization)


 TWO NORTH RIVERSIDE PLAZA, CHICAGO, IL                         60606
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


As of July 31, 1996, there were 13,819,022 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX



ITEM DESCRIPTION                                                            PAGE


Part I.   Financial Information:

          Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                    Condensed Consolidated Statements of Income for the Three
                    Months and Six Months Ended June 30, 1996 and 1995.....     3

                    Condensed Consolidated Balance Sheets at June 30, 1996
                    and December 31, 1995..................................     4

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1996 and 1995................     5

                    Notes to Condensed Consolidated Financial Statements...     6


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................     9


Part II.  Other Information:

          Item 1.   Legal Proceedings......................................    15

          Item 6.   Exhibits and Reports on Form 8-K.......................    15

                          AMERICAN CLASSIC VOYAGES CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)




                                                          For the Three Months    For the Six Months
                                                              Ended June 30,         Ended June 30,
                                                          ---------------------   -------------------
                                                             1996        1995       1996       1995
                                                          ----------  ---------   --------   --------
Revenues...............................................    $ 49,305    $ 45,731   $ 91,250   $ 89,984

Cost of operations (exclusive of depreciation and
  amortization shown below)............................      31,584      36,365     59,973     72,677
                                                           --------    --------   --------   --------
Gross profit...........................................      17,721       9,366     31,277     17,307

Selling, general and administrative expenses...........      11,460      13,069     24,962     26,151
Depreciation and amortization expense..................       3,938       2,489      7,386      4,947
Impairment write-down (Note 4).........................          --          --     38,390         --
One-time pre-opening costs.............................          --       5,900         --      5,900
                                                           --------    --------   --------   --------
Operating income (loss)................................       2,323     (12,092)   (39,461)   (19,691)

Interest income........................................         210         581        451      1,108
Interest expense.......................................       2,204         625      4,329        900
                                                           --------    --------   --------   --------
Income (loss) before income taxes and minority interest         329     (12,136)   (43,339)   (19,483)

Income tax benefit.....................................          52       3,520        449      6,100
Minority interest in loss..............................          --       1,132         --      1,862
                                                           --------    --------   --------   --------
Net income (loss)......................................     $   381    $ (7,484)  $(42,890)  $(11,521)
                                                           ========    ========   ========   ========
Per Share Information:
Average common shares outstanding......................      13,773      13,762     13,771     13,762
                                                           ========    ========   ========   ========
Earnings (loss) per share..............................    $   0.03    $  (0.55)  $  (3.11)  $  (0.84)
                                                           ========    ========   ========   ========
Cash dividends declared per share......................         --     $   0.04         --   $   0.08
                                                           ========    ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands except shares and par value)
                                  (Unaudited)



                                                                                June 30,  December 31,
                                                                                  1996        1995
ASSETS                                                                        ----------  ------------
Cash and cash equivalents..................................................   $  7,108      $  6,048
Restricted short-term investments..........................................      3,003        10,681
Accounts receivable........................................................      1,562         1,134
Prepaid expenses and other current assets..................................      7,700         6,612
                                                                              ----------  ------------
    Total current assets...................................................     19,373        24,475

Property and equipment, net................................................    181,831       211,959
Other assets...............................................................      6,462         6,320
Goodwill, net..............................................................         --         4,719
                                                                              ----------  ------------
    Total assets...........................................................   $207,666      $247,473
                                                                              ==========  ============

LIABILITIES
Accounts payable...........................................................     10,501        13,073
Other accrued expenses.....................................................     23,240        27,437
Current portion of long-term debt..........................................      4,100         3,746
Unearned passenger revenues................................................     40,310        28,532
                                                                              ----------  ------------
     Total current liabilities.............................................     78,151        72,788

Long-term debt, less current maturities....................................    100,948       103,272
                                                                              ----------  ------------
     Total liabilities.....................................................    179,099       176,060

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares authorized, none issued
  and outstanding).........................................................         --            --
Common stock, $.01 par value (20,000,000 shares authorized; 13,776,122
  and 13,769,512 shares issued and outstanding, respectively)..............        138           138
Additional paid-in capital.................................................     74,092        74,048
Retained deficit...........................................................    (45,663)       (2,773)
                                                                              ----------  ------------
     Total stockholders' equity............................................     28,567        71,413
                                                                              ----------  ------------
                                                                              $207,666      $247,473
                                                                              ==========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                 For the Six Months
                                                                    Ended June 30,
                                                              -------------------------
                                                                  1996        1995
                                                              -----------  ------------
OPERATING ACTIVITIES:
  Net loss...................................................  $ (42,890)  $(11,521)
    Depreciation and amortization............................      7,386      4,947
    Minority interest........................................         --     (1,862)
    Impairment write-down (Note 4)...........................     38,390         --
    Changes in working capital and other:
       Working capital changes and other.....................     (5,667)    (8,409)
       Unearned passenger revenues...........................     11,778      7,199
                                                              -----------  ------------
    Net cash provided by (used in) operating activities......      8,997     (9,646)
                                                              -----------  ------------

INVESTING ACTIVITIES:
  Decrease in restricted short-term investments..............      7,678         57
  Capital expenditures.......................................    (13,324)   (20,546)
                                                              -----------  ------------
    Net cash used in investing activities....................     (5,646)   (20,489)
                                                              -----------  ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings...................................      6,903     25,000
  Repayment of borrowings....................................     (8,873)        --
  Issuance of common stock...................................         44         22
  Dividends..................................................         --     (1,101)
  Deferred financing fees....................................       (365)      (716)
                                                              -----------  ------------
    Net cash (used in) provided by financing activities......     (2,291)    23,205
                                                              -----------  ------------

Increase (decrease) in cash and cash equivalents.............      1,060     (6,930)
Cash and cash equivalents, beginning of period...............      6,048     12,224
                                                              -----------  ------------
Cash and cash equivalents, end of period.....................  $   7,108   $  5,294
                                                              ===========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (refunded) during the period for:
    Interest (net of capitalized interest)...................  $   3,838   $    490
    Income taxes.............................................  $     404   $   (252)


The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

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

2. PROPERTY AND EQUIPMENT:

Property and equipment includes the estimated salvage value for the Constitution of $2.5 million. The Constitution will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel (see Note 4 for further information).

3. DEBT:


Long-term debt consisted of (in thousands):
                                                              June 30,  December 31,
                                                                1996       1995
                                                              --------  ------------
U.S. Government Guaranteed Ship
  Financing Note, American Queen Series,
  floating rate notes due semi-annually
  beginning February 24, 1996 through
  August 24, 2005.........................................     $23,024     $24,236

U.S. Government Guaranteed Ship
  Financing Bond, American Queen Series,
  7.68% fixed rate, sinking fund bonds due
  semi-annually beginning February 24,
  2006 through June 2, 2020...............................      36,353      36,353

U.S. Government Guaranteed Ship
  Financing Note, Independence Series A,
  floating rate notes due semi-annually
  beginning June 7, 1996 through
  December 7, 2005........................................      12,553      13,214

U.S. Government Guaranteed Ship
  Financing Bond, Independence Series A,
  6.84% fixed rate sinking fund bonds due
  semi-annually beginning June 7, 2006
  through December 7, 2015................................      13,215      13,215

U.S. Government Guaranteed Ship
  Financing Note, Independence Series B,
  floating rate notes due semi-annually
  beginning December 7, 1996 through
  December 7, 2005........................................       3,363          --

U.S. Government Guaranteed Ship
  Financing Bond, Independence Series B,
  7.46% fixed rate sinking fund bonds due
  semi-annually beginning June 7, 2006
  through December 7, 2015................................       3,540          --

Revolving credit facility.................................      13,000       20,000
                                                              --------     --------
                                                               105,048      107,018
Less current portion......................................       4,100        3,746
                                                              --------     --------
                                                              $100,948     $103,272
                                                              ========     ========

On March 28, 1996, a subsidiary of GHCL issued $6.9 million of debt guaranteed by the U.S. Government through the U.S. Department of Transportation, Maritime Administration ("MARAD"). This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus
 .27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes, are payable semi-annually beginning December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, the Series B debt required the subsidiary to increase the six-month debt service deposit to $2.2 million. This deposit will be released when either GHCL or its subsidiary meets certain cash flow and debt-to-equity ratios.

The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Newport News Shipbuilding and Dry Dock Company (the "Shipyard") as part of the litigation settlement as further discussed in Note
6. The remaining proceeds were used, in part, to pay down a portion of amounts outstanding under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its amended and restated credit agreement with a group of financial institutions with The Chase Manhattan Bank (formerly Chemical Bank), as agent (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999. Borrowings bear interest, at the option of the Company, equal to either (i) the greater of The Chase Manhattan Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

The Company has complied with all covenants as of June 30, 1996.

4. IMPAIRMENT WRITE-DOWN:

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. The Constitution was removed from service on June 27, 1995 and is currently in wet berth at a shipyard in Portland, Oregon. In the first quarter of 1996, in connection with the foregoing decision, the Company recognized an impairment write-down of $38.4 million, comprised of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the GHCL acquisition. The Company reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of June 30, 1996, after recently performed maintenance work to ensure the integrity and watertightness of the vessel, the balance of this reserve was $4.0 million.

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

5. STOCK OPTIONS:

Activity under the Company's stock option plans from December 31, 1995 through June 30, 1996 was:


                                  Executive Stock
                                    Option Plan          1992 Plan            Price Per Share
                                  --------------  ------------------------    ---------------
                                      Shares         Shares      Shares
                                     Subject to    Subject to  Subject to
                                      Options       Options       SARs
                                  --------------  -----------  -----------
Balance at December 31, 1995          323,971     1,179,410     280,000       $3.25 - $20.42
  Options granted                          --       106,500          --        9.50 -  11.00
  Options canceled                         --      (335,501)    (55,000)       9.50 -  20.42
                                  --------------   ----------  -----------
Balance at June 30, 1996              323,971       950,409     225,000       $3.25 - $20.42
                                  ==============   ==========  ===========

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

                          AMERICAN CLASSIC VOYAGES CO.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. ("AMCV," or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The following discusses the Company's consolidated results of operations and financial condition for the second quarter and six month period ended June 30, 1996 versus the comparable periods ended June 30, 1995. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended December 31, 1995.

The Company, through its various subsidiaries, operates two cruise lines:
"Delta Queen", which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats, and "American Hawaii", which owns and operates the Independence steamship. American Hawaii also owns the Constitution steamship which was removed from service on June 27, 1995. The Constitution will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel. The Company also owns and operates the Maison Dupuy Hotel located in New Orleans.

The Company's operations are seasonal. Historically, there is greater passenger interest in the spring and fall months of the year at Delta Queen. Furthermore, the vessels are typically out of service in January of each year, undergoing a lay-up for routine repair and maintenance. American Hawaii experiences greater passenger interest in the spring and summer months of the year. Current interim results of operations include an impairment write-down as discussed in Note 4 of the Condensed Consolidated Financial Statements. In addition, the Delta Queen will be taken out of service for one month beginning in mid-December 1996 to undergo its scheduled U.S. Coast Guard hull inspection while this same procedure for the Independence will occur during its month-long drydocking beginning mid-May 1997. The American Queen, launched in mid-1995, will undergo its first annual lay-up during the month of January 1997. As a result of the factors mentioned above, interim results of operations are not necessarily indicative of results for a full year.


RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months and six months ended June 30, 1996 and 1995 (in thousands):

                                 FINANCIAL DATA


                            For the Three Months  For the Six Months
                               Ended June 30,        Ended June 30,
                            -------------------   -------------------
                              1996      1995        1996       1995
                            --------  ---------   ---------  --------
Revenues..................  $49,305   $ 45,731    $ 91,250   $ 89,984
                            ========  =========   =========  ========
Operating income (loss)...  $ 2,323   $(12,092)   $(39,461)  $(19,691)
                            ========  =========   =========  ========
Net income (loss).........  $   381   $ (7,484)   $(42,890)  $(11,521)
                            ========  =========   =========  ========

                              OPERATING STATISTICS


                                             For the Three Months    For the Six Months
                                                Ended June 30,         Ended June 30,
                                             -------------------     ------------------
                                               1996       1995         1996      1995
                                             ---------  --------     --------  --------
Fare revenue per passenger night..........  $      220  $    199    $   213    $   193
Total revenue per passenger night.........  $      288  $    275    $   284    $   276

Weighted average operating days (1):
   DELTA QUEEN............................          91        54        166         91
   AMERICAN HAWAII........................          91        89        182        179

Vessels capacity per day (berths) (2):
   DELTA QUEEN............................       1,024     1,024      1,024      1,024
   AMERICAN HAWAII........................         817     1,590        817      1,590

Capacity passenger nights (3).............     167,531   196,790    318,880    377,238

Passenger nights (4)......................     164,645   159,162    308,317    311,215
Physical occupancy percentage (berths) (5)         98%       81%        97%        82%

___________________

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

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Consolidated second quarter 1996 revenues of $49.3 million represented a $3.6 million increase from second quarter 1995 revenues of $45.7 million. American Hawaii revenues decreased $4.2 million, reflecting a 47% decrease in capacity as a result of the Constitution's removal from service on June 27, 1995, offset by an increase of 6% in Independence fare revenue per passenger night ("fare per diems"). Due to high water levels on the Ohio River in April and May of 1996, certain cruise itineraries for the American Queen were changed. In an effort to maintain customer goodwill, refunds were issued to passengers electing to cancel their cruise, while vouchers for future complimentary cruises were issued to those remaining on the affected cruises. The net effect on revenue was not material and the Company believes a portion of the forgone revenue will be recovered through business interruption insurance. Despite the high water situation, Delta Queen's revenues increased $7.8 million reflecting the operation of the American Queen for the entire period in 1996 (the
American Queen began her first cruise in the prior year on June 27, 1995). Delta Queen's fare per diems decreased by 11% from the prior year period as a result of management's strategy of discounting fares in the first half of 1996 in an effort to maintain historically high occupancy levels and to help shift the booking cycle to its optimal schedule of six to nine months in advance. The consolidated fare per diems for the second quarter of 1996 increased 11% to $220 as the increase in American Hawaii's fare per diems more than offset the decrease in Delta Queen's fare per diems. Consolidated total revenue per passenger night ("total revenue per diems") increased only 5% to $288 for the second quarter of 1996 due to a reduction in the percentage of passengers at both cruise lines electing to purchase air travel through the Company.

Consolidated cost of operations decreased to $31.6 million for the second quarter of 1996 from $36.4 million for the same period in 1995. American Hawaii operating costs decreased $10.5 million primarily due to (a) the Constitution's removal from service at the end of the second quarter of 1995, and (b) realization of operating cost savings on the Independence as a result of cost cutting efforts undertaken since the second half of 1995. Delta Queen's operating costs increased $5.7 million which primarily reflected the addition of the American Queen.

Consolidated selling, general and administrative expenses ("SG&A") decreased to $11.5 million for the second quarter of 1996 from $13.1 million for the same quarter in 1995. American Hawaii's SG&A decreased $3.0 million primarily due to reduced staff levels and lower marketing expenses prompted by the Constitution's removal from service. Delta Queen's additional capacity resulted in increased marketing, corporate overhead and selling costs. In addition, marketing costs at Delta Queen increased due to the efforts to lengthen the booking cycle.

Consolidated depreciation and amortization expense increased to $3.9 million for the second quarter of 1996 from $2.5 million for the same period of 1995 primarily due to the addition of the American Queen. American Hawaii's depreciation remained unchanged as the increased depreciation on the Independence was offset by the suspension of depreciation on the Constitution upon its removal from service in the prior year. The increase in operating income over the prior year was due to the factors mentioned above and the inclusion of $5.9 million in one-time pre-opening costs related to the American Queen for the quarter ended June 30, 1995.

Interest expense increased $1.6 million due to a greater outstanding debt balance in 1996 and because the Company capitalized interest in 1995 related to the American Queen construction. The Company's effective tax rate for the second quarter of 1996 represented a benefit for certain state taxes whereas in the same period for 1995, the effective tax rate also included a Federal tax benefit. For the first half of 1996, the Company recognized a valuation allowance for the full amount of the Federal tax benefit. As the minority interest in GHCL was redeemed in December 1995, net income for the quarter ended June 30, 1996 reflects 100% ownership of GHCL by the Company.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Consolidated first half 1996 revenues of $91.3 million represented a $1.3 million increase from first half 1995 revenues of $90.0 million. American Hawaii's revenues decreased $12.2 million, or 20%. This decrease was mainly due to a 48% decrease in capacity as a result of the Constitution's removal from service on June 27, 1995, partially offset by improvements on the Independence in fare per diems and occupancy, which increased by 13% and 18%, respectively, compared to 1995. Delta Queen's revenues increased $13.5 million, or 44%, reflecting an 80% increase in passenger nights for the period, offset by a 14% decrease in fare per diems. The decrease in fare per diems as compared to 1995 is attributable to management's strategy of discounting fares in the first half of 1996 in an effort to maintain historically high occupancy levels and to help shift the booking cycle to its optimal schedule of six to nine months in advance. The consolidated fare per diems for the first half of 1996 increased 10% to $213 as the increase in American Hawaii's fare per diems more than offset the decrease in Delta Queen's fare per diems. Consolidated total revenue per diems increased by only 3% to $284 due to a reduction in the percentage of passengers at both cruise lines electing to purchase air travel through the Company.

Consolidated cost of operations decreased to $60.0 million for the first half of 1996 from $72.7 million for the first half of 1995. American Hawaii's operating costs decreased $22.9 million primarily due to the Constitution's removal from service and realization of operating cost savings on the Independence as a result of cost cutting efforts undertaken since the second half of 1995. Delta Queen's operating costs increased $10.2 million, or 56%, primarily due to the addition of the American Queen.

Consolidated SG&A decreased to $25.0 million for the first half of 1996 from $26.1 million for the same period in 1995. Delta Queen's additional capacity resulted in increased marketing and corporate overhead expenditures but was offset by the reduction in American Hawaii's marketing and corporate overhead expenditures as only one ship was in operation. The $2.4 million increase in depreciation expense was due to the addition of the American Queen while American Hawaii's remained unchanged as the increased depreciation on the Independence was offset by the suspension of depreciation on the Constitution upon its removal from service in the prior year.

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. In connection with this decision, the Company recognized an impairment write-down of $38.4 million in the first quarter of 1996. Excluding this write-down, the consolidated operating loss for the first half of 1996 was $1.1 million as compared to an operating loss, before one-time pre-opening costs of $5.9 million, of $13.8 million in 1995.

The $38.4 million impairment write-down was comprised of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the American Hawaii acquisition. The Company has reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of June 30, 1996, after recently performed maintenance work to ensure the integrity and watertightness of the vessel, the balance of this reserve was $4.0 million. The impairment write-down was recognized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996.

Interest expense increased $3.4 million due to a greater outstanding debt balance in 1996 and capitalization of interest costs in 1995 related to the American Queen construction. The Company's effective tax rate for the first half of 1996 represented a benefit for certain state taxes. A valuation allowance was recognized for the full amount of the Federal tax benefit recorded in the first half of 1996 due to the possibility that the deferred tax asset created may not be realized in the future. As the minority interest in GHCL was redeemed in December 1995, the net loss for the first half of 1996 reflects 100% ownership of GHCL by the Company.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the six months ended June 30, 1996, cash used in operations before changes in unearned passenger revenues ("Operating Cash Flow") was $2.8 million compared to $16.8 million in the prior year. Operating Cash Flow reflected the improved operating performance of American Hawaii in the first half of 1996, as discussed previously under Results of Operations. Unearned passenger revenues, representing passenger cruise deposits, increased $11.8 million in the first half of 1996 reflecting the seasonal increase in advance reservation levels typically experienced at Delta Queen.

Capital Expenditures

Capital expenditures of $13.3 million in the first half of 1996 included $10.5 million related to the Independence, of which $8.7 million represented amounts paid to Newport News Shipbuilding and Dry Dock Company (the "Shipyard") in March 1996 as part of the litigation settlement. Other significant capital expenditures included $2.6 million for the Delta Queen and Mississippi Queen lay-ups, including completion of the Mississippi Queen cosmetic renovation.

Debt

On March 28, 1996, a subsidiary of GHCL issued $6.9 million of debt guaranteed by the U.S. Government through the U.S. Department of Transportation, Maritime Administration ("MARAD"). This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus
 .27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes are payable semi-annually beginning December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, the Series B debt required the subsidiary to increase the six-month debt service deposit to $2.2 million. This deposit will be released when either GHCL or its subsidiary meets certain cash flow and debt-to-equity ratios. The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Shipyard as part of the litigation settlement as discussed above. The remaining proceeds were used, in part, to pay down amounts outstanding under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its amended and restated credit agreement with a group of financial institutions with The Chase Manhattan Bank (formerly Chemical Bank), as agent (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999. Borrowings bear interest, at the option of the Company, equal to either (i) the greater of The Chase Manhattan Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

The Company has complied with all covenants as of June 30, 1996.

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

Other

In March 1996, as part of the litigation settlement, the remaining balance of $6.4 million maintained in an escrow account was released to the Shipyard. In addition, during the first half of 1996, $1.8 million was released to the Company from the escrow account maintained for remaining American Queen construction costs.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that such operators post security with the FMC to be used in the event the operator fails to provide cruise services or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore is not required to post security for passenger cruise deposits. In light of a recent bankruptcy of a cruise operator, the FMC has reviewed its financial safeguards for passenger cruise deposits, and in June 1996, the FMC issued its proposed regulations to increase the financial responsibility requirements on cruise operators. If implemented, these proposed regulations would, among other things, require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. The FMC has asked that operators submit comments to the proposals. The Company will file its objections to the proposals as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance, and that further requirements would impose an undue burden on operators. If the FMC implements the proposed changes, they will be phased in over time. The Company cannot at this time predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, it will require that the Company establish a bond to cover a portion of its passenger deposits and payments at some future date.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; the impact of changes in laws and implementation of government regulations, such as those proposed by the FMC; the recognition of a valuation allowance for Federal taxes; the increase in capacity at American Hawaii; and the ability to obtain additional financing or sell non-strategic assets.

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


ITEM 6. Exhibits and Reports on Form 8-K

        a)  Exhibits:

            4.(ii)(a)(26) Acknowledgment of Trust Indenture dated as of
                          April 22, 1996 entered into by and among Great River Cruise Line, Inc. and Chemical Bank as Agent for the Lenders.

            4.(ii)(a)(27) Acknowledgment of Trust Indenture dated as of
                          April 22, 1996 entered into by and among Great Ocean Cruise Line, Inc. and Chemical Bank as Agent for the Lenders.

            4.(ii)(d)(19) Amendment No. 1 to Title XI Reserve Fund and
                          Financial Agreement between Great AQ Steamboat Co. and the United States of America effective as of January 1, 1996.

            27.           Financial data schedule.



        b)  Reports on Form 8-K:

            Form 8-K dated April 29, 1996 announcing the decision not to renovate or return to service American Hawaii Cruises' steamship, the Constitution.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AMERICAN CLASSIC VOYAGES CO.


                                      By:  /s/ Philip C. Calian
                                           ------------------------
                                           Philip C. Calian
                                           Chief Executive Officer



                                      By:  /s/ Kathryn F. Gray
                                           ------------------------
                                           Kathryn F. Gray
                                           Controller and Treasurer




Dated:  August 13, 1996
      -------------------