Form 10-Q
period 1996-09-30
AMERICAN CLASSIC VOYAGES CO
filed 1996-11-13
CIK 315136

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                       -----------------------------------

                                   FORM 10-Q






          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                     COMMISSION FILE NUMBER:     0-9264



                          AMERICAN CLASSIC VOYAGES CO.
             (Exact name of registrant as specified in its charter)





                           DELAWARE                                                      31-0303330
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer identification No.)


TWO NORTH RIVERSIDE PLAZA, CHICAGO, IL                                                     60606
(Address of principal executive offices)                                                (Zip Code)



                                (312) 258-1890
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  [X]       No  [ ]


As of October 31, 1996, there were 13,864,774 shares of Common Stock outstanding.



================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX


ITEM DESCRIPTION                                                                               PAGE
----------------                                                                               ----

Part I.   Financial Information:
          Item 1.                  Condensed Consolidated Financial Statements (Unaudited)
                                   Condensed Consolidated Statements of Income for the
                                   Three Months and Nine Months Ended September 30, 1996
                                   and 1995...............................................       3
                                   Condensed Consolidated Balance Sheets at September 30,
                                   1996 and December 31, 1995.............................       4
                                   Condensed Consolidated Statements of Cash Flows for
                                   the Nine Months Ended September 30, 1996 and 1995......       5
                                   Notes to Condensed Consolidated Financial Statements...       6
          Item 2.                  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations....................       9


Part II.  Other Information:
          Item 1.                  Legal Proceedings......................................      15

          Item 6.                  Exhibits and Reports on Form 8-K.......................      15

                          AMERICAN CLASSIC VOYAGES CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)





                                                          For the Three Months    For the Nine Months
                                                          Ended September 30,     Ended September 30,
                                                          --------------------    -------------------
                                                            1996        1995        1996        1995
                                                          --------     -------     -------     -------
Revenues...............................................     $50,059     $51,964   $ 141,309   $141,948
Cost of operations (exclusive of depreciation and
amortization shown below)..............................      32,109      33,302      92,082    105,979
                                                            -------     -------   ---------    -------
Gross profit...........................................      17,950      18,662      49,227     35,969
Selling, general and administrative expenses...........       9,568      11,077      34,530     37,228
Depreciation and amortization expense..................       3,548       3,400      10,934      8,347
Impairment write-down (Note 4).........................          --          --      38,390         --
One-time pre-opening costs.............................          --          --          --      5,900
                                                             -------     -------  ---------     ------
Operating income (loss)................................       4,834       4,185     (34,627)   (15,506)

Interest income........................................         172         297         623      1,405
Interest expense.......................................       1,977       2,728       6,306      3,628
                                                             -------     -------  ---------     -------
Income (loss) before income taxes and minority interest       3,029       1,754     (40,310)   (17,729)

Income tax (expense) benefit...........................        (178)       (600)        271      5,500
Minority interest in loss..............................          --         499          --      2,361
                                                            --------     -------  ---------     ------
Net income (loss)......................................     $ 2,851     $ 1,653   $ (40,039)   $(9,868)
                                                            =======      ======   =========     ======
Per Share Information:
Average common and common equivalent shares outstanding      13,805      13,990      13,783     13,762
                                                            =======      ======   =========     ======
Earnings (loss) per share..............................     $  0.21     $  0.12   $   (2.90)   $ (0.72)
                                                            =======      ======   =========     ======
Cash dividends declared per share......................     $    --     $    --   $      --    $  0.08
                                                            =======      ======   =========     ======

                 The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands except shares and par value)
                                  (Unaudited)



                                                                                September 30,  December 31,
                                                                                     1996          1995
                                                                                -------------   ------------
ASSETS
Cash and cash equivalents................................................          $  8,099      $  6,048
Restricted short-term investments........................................             2,957        10,681
Accounts receivable......................................................             2,042         1,134
Prepaid expenses and other current assets ...............................             7,597         6,612
                                                                                   --------      --------
  Total current assets...................................................            20,695        24,475
Property and equipment, net..............................................           178,822       211,959
Other assets.............................................................             6,147         6,320
Goodwill, net............................................................                --         4,719
                                                                                   --------      --------
  Total assets...........................................................          $205,664      $247,473
                                                                                   ========      ========
LIABILITIES
Accounts payable.........................................................          $  9,593      $ 13,073
Other accrued expenses...................................................            23,600        27,437
Current portion of long-term debt........................................             4,100         3,746
Unearned passenger revenues..............................................            40,139        28,532
                                                                                   --------      --------
  Total current liabilities..............................................            77,432        72,788

Long-term debt, less current maturities..................................            96,236       103,272
                                                                                   --------      --------
  Total liabilities......................................................           173,668       176,060

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares authorized, none
issued and outstanding)..................................................                --            --
Common stock, $.01 par value (20,000,000 shares authorized,
 13,821,834 and 13,769,512 shares issued and outstanding,
 respectively)...........................................................               138           138
Additional paid-in capital...............................................            74,670        74,048
Accumulated deficit......................................................           (42,812)       (2,773)
                                                                                   --------      --------
  Total stockholders' equity ............................................            31,996        71,413
                                                                                   --------      --------
                                                                                   $205,664      $247,473
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

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                               For the Nine Months
                                                               Ended September 30,
                                                               -------------------
                                                                 1996        1995
                                                               --------    --------
OPERATING ACTIVITIES:
 Net loss...................................................   $ (40,039)    $(9,868)
  Depreciation and amortization.............................      10,934       8,347
  Minority interest.........................................          --      (2,361)
  Impairment write-down (Note 4)............................      38,390          --
  Changes in working capital and other:
      Working capital changes and other.....................      (5,857)     (9,905)
      Unearned passenger revenues...........................      11,607       6,257
                                                               ---------    --------
  Net cash provided by (used in) operating activities.......      15,035      (7,530)
                                                               ---------    --------
INVESTING ACTIVITIES:
 Decrease (increase) in restricted short-term investments...       7,724      (2,270)
 Decrease in restricted investment..........................          --      13,619
 Capital expenditures.......................................     (13,863)    (41,159)
                                                               ---------    --------
  Net cash used in investing activities.....................      (6,139)    (29,810)
                                                               ---------    --------
FINANCING ACTIVITIES:
 Proceeds from borrowings...................................       6,903      90,589
 Repayment of borrowings....................................     (13,585)    (50,000)
 Issuance of common stock...................................         203          51
 Dividends..................................................          --      (1,101)

 Deferred financing fees....................................        (366)     (1,450)
                                                               ---------    --------
  Net cash (used in) provided by financing activities.......      (6,845)     38,089
                                                               ---------    --------
Increase in cash and cash equivalents.......................       2,051         749

Cash and cash equivalents, beginning of period..............       6,048      12,224
                                                               ---------    --------
Cash and cash equivalents, end of period....................   $   8,099    $ 12,973
                                                               =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (refunded) during the period for:
  Interest (net of capitalized interest)....................   $   6,104    $  2,215
  Income taxes..............................................   $     425    $   (237)

                  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1995 (the "Annual Report") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Annual Report and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments, with the exception of the impairment write-down discussed in Note 4, are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

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

3. DEBT:

Long-term debt consisted of (in thousands):

                                                                              September 30,  December 31,
                                                                                   1996          1995
                                                                              ------------  ------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series,
  floating rate notes due semi-annually beginning February 24, 1996 through
  August 24, 2005............................................................    $ 21,812       $ 24,236

U.S. Government Guaranteed Ship Financing Bond, American Queen Series,
  7.68% fixed rate, sinking fund bonds due semi-annually beginning
  February 24, 2006 through June 2, 2020.....................................      36,353         36,353

U.S. Government Guaranteed Ship Financing Note, Independence Series A,
  floating rate notes due semi-annually beginning June 7, 1996 through
  December 7, 2005...........................................................      12,553         13,214

U.S. Government Guaranteed Ship Financing Bond, Independence Series A,
  6.84% fixed rate sinking fund bonds due semi-annually beginning June 7,
  2006 through December 7, 2015..............................................      13,215         13,215

U.S. Government Guaranteed Ship Financing Note, Independence Series B,
  floating rate notes due semi-annually beginning December 7, 1996 through
  December 7, 2005............................................................      3,363             --

U.S. Government Guaranteed Ship Financing Bond, Independence Series B,
  7.46% fixed rate sinking fund bonds due semi-annually beginning June 7,
  2006 through December 7, 2015................................................     3,540             --

Revolving credit facility......................................................     9,500         20,000
                                                                                 --------       --------
                                                                                  100,336        107,018
Less current portion...........................................................     4,100          3,746
                                                                                 --------       --------
                                                                                 $ 96,236       $103,272
                                                                                 ========       ========

On March 28, 1996, a subsidiary of GHCL issued $6.9 million of debt guaranteed by the U.S. Government through the U.S. Department of Transportation, Maritime Administration ("MARAD"). This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus 0.27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes, are payable semi-annually beginning December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, the Series B debt required the subsidiary to increase the six-month debt service deposit to $2.2 million. This deposit will be released when either GHCL or its subsidiary meets certain cash flow and debt-to-equity ratios.

The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Newport News Shipbuilding and Dry Dock Company (the "Shipyard") as part of the litigation settlement as further discussed in Note
6. The remaining proceeds were used, in part, to pay down a portion of amounts outstanding under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its amended and restated credit agreement with a group of financial institutions with The Chase Manhattan Bank (formerly Chemical Bank), as agent (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999 (see Note 7 for further information). Borrowings bear interest, at the option of the Company, equal to either (i) the greater of The Chase Manhattan Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

As of September 30, 1996, the Company was in compliance with all covenants under its various debt agreements.

4.   IMPAIRMENT WRITE-DOWN:

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. The Constitution was removed from service on June 27, 1995 and is currently in wet berth at a shipyard in Portland, Oregon. In the first quarter of 1996, in connection with the foregoing decision, the Company recognized an impairment write-down of $38.4 million, composed of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the GHCL acquisition. The Company reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of September 30, 1996, the balance of this reserve was $3.6 million.

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

5. STOCK OPTIONS:

Activity under the Company's stock option plans from December 31, 1995 through September 30, 1996 was:


                                   Executive Stock
                                     Option Plan             1992 Plan         Price Per Share
                                   ---------------   -----------------------  -----------------
                                       Shares          Shares       Shares
                                     Subject to      Subject to   Subject to
                                      Options          Options       SARs
                                   ---------------   ----------   ----------
Balance at December 31, 1995          323,971        1,179,410     280,000    $3.25   -  $20.42
   Options granted                        ---          171,500         ---     7.97   -   11.43
   Options exercised                  (42,900)             ---         ---          3.25
   Options canceled                       ---         (366,168)    (55,000)    9.50   -   20.42
                                      -------        ---------     -------
Balance at September 30, 1996         281,071          984,742     225,000    $3.25   -  $20.42
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

6. LITIGATION SETTLEMENT:

As discussed in Note 10 to the Consolidated Financial Statements included in the Annual Report, in February 1996, the Company settled its dispute with the Shipyard which arose during the renovation of the Independence. In March 1996, the Company, in accordance with the settlement agreement, paid an additional $8.7 million composed of (a) the remaining escrow balance of $6.4 million, and
(b) $2.3 million upon the closing of the Series B debt as previously discussed in Note 3.

7. SUBSEQUENT EVENT:

On October 16, 1996, the Company sold its subsidiary which owns the Maison Dupuy Hotel ("Hotel") in New Orleans to the Thayer Lodging Group ("Thayer") for $22.0 million in cash. In addition, the Company entered into a Profit Participation Agreement with Thayer which will provide for future payments within the next seven years of up to $2.0 million based on the future performance of the Hotel. The Company will also receive preferred rates at the Hotel for its passengers and employees who require lodging in New Orleans for the next two years. In return, the Company has agreed to provide Thayer a minimum of $0.6 million of this business in each of these years.

Upon the sale of the Hotel, the Company was required to pay down its outstanding borrowings, which were $9.5 million, under its Credit Agreement. In addition, the borrowing availability under the Credit Agreement was reduced from $25.0 million to $15.0 million and the Company will be required every calendar year to maintain a 30-day period when the outstanding borrowings cannot exceed $7.5 million. The balance of the Hotel sale proceeds will be used for general corporate purposes.

                          AMERICAN CLASSIC VOYAGES CO.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. ("AMCV," or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The following discusses the Company's consolidated results of operations and financial condition for the third quarter and nine month period ended September 30, 1996 versus the comparable periods ended September 30, 1995. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended December 31, 1995.

The Company, through its various subsidiaries, operates two cruise lines:
"Delta Queen", which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats, and "American Hawaii", which owns and operates the Independence steamship. American Hawaii also owns the Constitution steamship which was removed from service on June 27, 1995. The Constitution will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel. The Company also owned and operated the Maison Dupuy Hotel (the "Hotel") located in New Orleans, prior to its sale on October 16, 1996, as discussed in Note 7 of the Condensed Consolidated Financial Statements.

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


RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months and nine months ended September 30, 1996 and 1995 (in thousands):

                                 FINANCIAL DATA


                                 For the Three Months   For the Nine Months
                                  Ended September 30,   Ended September 30,
                                 --------------------  ---------------------
                                  1996         1995      1996        1995
                                 -------     -------   --------    --------
Revenues....................     $50,059     $51,964   $141,309    $141,948
                                 =======     =======   ========    ========
Operating income (loss).....     $ 4,834     $ 4,185   $(34,627)   $(15,506)
                                 =======     =======   ========    ========
Net income (loss)...........     $ 2,851     $ 1,653   $(40,039)   $ (9,868)
                                 =======     =======   ========    ========

                              OPERATING STATISTICS


                                                    For the Three Months    For the Nine Months
                                                    Ended September 30,     Ended September 30,
                                                   ---------------------   --------------------
                                                     1996        1995        1996        1995
                                                   -------      ------      ------      ------
Fare revenue per passenger night.............        $211        $233        $213        $207
Total revenue per passenger night............        $279        $307        $282        $287
Weighted average operating days (1):
   DELTA QUEEN...............................          92          92         258         183
   AMERICAN HAWAII...........................          92          46         274         225

Vessels capacity per day (berths) (2):
   DELTA QUEEN...............................       1,024       1,024       1,024       1,024
   AMERICAN HAWAII...........................         817       1,590         817       1,590

Capacity passenger nights (3)................     169,372     167,992     488,252     545,230

Passenger nights (4).........................     173,150     164,643     481,467     475,858
Physical occupancy percentage (berths) (5)...         102%         98%         99%         87%

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

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Consolidated third quarter 1996 revenues of $50.1 million represented a $1.9 million decrease from third quarter 1995 revenues of $52.0 million. American Hawaii revenues increased $1.6 million, reflecting a 4% increase in Independence fare revenue per passenger night ("fare per diems") and a 7% increase in passenger nights. Delta Queen's revenues decreased $3.5 million reflecting an 18% decrease in fare per diems, slightly offset by a 4% increase in passenger nights. Delta Queen's fare per diems decreased as a result of management's strategy of discounting fares in the first nine months of 1996 in an effort to maintain historically high occupancy levels and to help shift the booking cycle to its optimal schedule of six to nine months in advance. Additionally, prior year fare per diems reflected the high demand associated with the American Queen's initial inaugural cruises (the American Queen began her first cruise in the prior year on June 27, 1995). The consolidated fare per diems for the third quarter of 1996 decreased 9% to $211 as the increase in American Hawaii's fare per diems did not fully offset the decrease in Delta Queen's fare per diems.

Consolidated cost of operations decreased to $32.1 million for the third quarter of 1996 from $33.3 million for the same period in 1995. Delta Queen's operating costs decreased $1.0 million which was primarily due to (a) a decrease in commission expense corresponding with the decrease in revenues as discussed above, and (b) a decrease in passenger and vessel expenses on the American Queen as these costs were stabilized over the past year with one year of operating experience.

Consolidated selling, general and administrative expenses ("SG&A") decreased to $9.6 million for the third quarter of 1996 from $11.1 million for the same quarter in 1995. American Hawaii's SG&A decreased $1.1 million primarily due to lower planned selling and marketing expenses.

Interest expense decreased $0.8 million due to a lower weighted average interest rate on outstanding borrowings during the quarter ended September 30, 1996 than in the same period of the prior year. The Company's effective tax rate for the third quarter of 1996 only included a provision for certain state taxes whereas in the same period for 1995, the effective tax rate also included a Federal tax provision. For the nine months ended September 30, 1996, the Company recognized a valuation allowance for the full amount of the Federal tax benefit due to the possibility that the deferred tax asset created may not be realized in the future. However, management is currently evaluating the need for such a valuation allowance. As the minority interest in GHCL was redeemed in December 1995, net income for the quarter ended September 30, 1996 reflected 100% ownership of GHCL by the Company.


NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1995

Consolidated revenues of $141.3 million represented a $0.6 million decrease from 1995 revenues of $141.9 million. American Hawaii's revenues decreased $10.5 million, or 13%. This decrease was mainly due to a 37% decrease in capacity as a result of the Constitution's removal from service on June 27, 1995, partially offset by improvements on the Independence in fare per diems and occupancy, which increased by 10% and 13%, respectively, compared to 1995. Delta Queen's revenues increased $9.9 million, or 16%, reflecting a 41% increase in passenger nights for the period, offset by a 17% decrease in fare per diems. The decrease in fare per diems as compared to 1995 was attributable to management's strategy of discounting fares in the first nine months of 1996 in an effort to maintain historically high occupancy levels and to help shift the booking cycle to its optimal schedule of six to nine months in advance. The consolidated fare per diems for the first nine months of 1996 increased 3% to $213 as the increase in American Hawaii's fare per diems more than offset the decrease in Delta Queen's fare per diems. Consolidated total revenue per diems decreased by 2% to $282 due to a reduction in the percentage of passengers at both cruise lines electing to purchase air travel through the Company.

Consolidated cost of operations decreased to $92.1 million for the first nine months of 1996 from $106.0 million for the comparable period of 1995. American Hawaii's operating costs decreased $23.0 million primarily due to the Constitution's removal from service and realization of operating cost savings on the Independence as a result of cost cutting efforts undertaken since the second half of 1995. Delta Queen's operating costs increased $9.1 million, or 26%, primarily due to the addition of the American Queen.

Consolidated SG&A, before one-time charges, decreased to $34.5 million for the first nine months of 1996 from $37.2 million for the same period in 1995. Delta Queen's additional capacity resulted in increased marketing and corporate overhead expenditures but was offset by the reduction in American Hawaii's marketing and corporate overhead expenditures as only one ship was in operation. The $2.6 million increase in depreciation expense was due to the addition of the American Queen while depreciation at American Hawaii remained unchanged as the increased depreciation on the Independence was offset by the suspension of depreciation on the Constitution upon its removal from service in the prior year.

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. In connection with this decision, the Company recognized an impairment write-down of $38.4 million in the first quarter of 1996. Excluding this write-down, the consolidated operating income for the first nine months ended September 30, 1996 was $3.8 million as compared to an operating loss, before one-time pre-opening costs of $5.9 million, of $9.6 million in 1995.

The $38.4 million impairment write-down was composed of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the American Hawaii acquisition. The Company has reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of September 30, 1996, the balance of this reserve was $3.6 million. The impairment write-down was recognized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996.

Interest expense increased $2.7 million due to a greater outstanding debt balance in 1996 and capitalization of interest costs in 1995 related to the American Queen construction. The Company's effective tax rate for the first nine months of 1996 represented a benefit for certain state taxes. A valuation allowance was recognized for the full amount of the Federal tax benefit recorded in the first nine months of 1996 due to the possibility that the deferred tax asset created may not be realized in the future. However, management is currently evaluating the need for such a valuation allowance. As the minority interest in GHCL was redeemed in December 1995, the net loss for the first nine months of 1996 reflected 100% ownership of GHCL by the Company.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the nine months ended September 30, 1996, cash provided by operations before changes in unearned passenger revenues ("Operating Cash Flow") was $3.4 million compared to cash used in operations of $14.5 million in the prior year. Operating Cash Flow reflected the improved operating performance of American Hawaii in the first nine months of 1996, as discussed previously under Results of Operations. Unearned passenger revenues, representing passenger cruise deposits, increased $11.6 million in the first nine months of 1996 reflecting the seasonal increase in advance reservation levels typically experienced at Delta Queen.

Capital Expenditures

The Company incurred capital expenditures of $13.9 million in the first nine months of 1996. Of this amount, $10.9 million related to the Independence, which included $8.7 million paid to Newport News Shipbuilding and Dry Dock Company (the "Shipyard") in March 1996 as part of the litigation settlement for work performed in 1994. Other significant capital expenditures included $2.6 million for the Delta Queen and Mississippi Queen lay-ups, including completion of the Mississippi Queen cosmetic renovation.

The Delta Queen will be removed from service on December 15, 1996 to undergo a drydocking procedure in which its five-year Coast Guard mandated hull inspection will occur. This procedure, which is in addition to its normal maintenance lay-up in January 1997, is expected to cost $1.2 million and will be funded from cash on hand.

Debt

On March 28, 1996, a subsidiary of GHCL issued $6.9 million of debt guaranteed by the U.S. Government through the U.S. Department of Transportation, Maritime Administration ("MARAD"). This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus 0.27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes are payable semi-annually beginning December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, the Series B debt required the subsidiary to increase the debt service deposit to $2.2 million. This deposit will be released when either GHCL or its subsidiary meets certain cash flow and debt-to-equity ratios. The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Shipyard as part of the litigation settlement as discussed above. The remaining proceeds were used, in part, to pay down amounts outstanding under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its amended and restated credit agreement with a group of financial institutions with The Chase Manhattan Bank (formerly Chemical Bank), as agent (the "Credit Agreement"). The Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999 (see discussion under "Subsequent Event" for further information). Borrowings bear interest, at the option of the Company, equal to either (i) the greater of The Chase Manhattan Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

As of September 30, 1996, the Company was in compliance with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity, particularly with regard to the American Hawaii business. In addition, the Company also evaluates opportunities to strategically grow the business. If it would elect to increase capacity or pursue a strategic business opportunity, the Company may seek to secure additional financing. Notwithstanding, there can be no assurances that the Company will choose to increase capacity or strategically grow the business, or, if it elects to do so, that it will obtain additional financing.


Dividends

In the second half of 1995, the Company's board of directors elected not to declare a dividend and determined that any future dividend declarations will be based on the Company's operating performance and its planned capital needs.


Other

In March 1996, as part of the litigation settlement with the Shipyard, the remaining balance of $6.4 million maintained in an escrow account was released to the Shipyard. In addition, during the first nine months of 1996, $1.8 million was released to the Company from the MARAD escrow account maintained for remaining American Queen construction costs.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. In light of a recent bankruptcy of a cruise operator, the FMC has reviewed its standards and in June 1996, the FMC issued proposed regulations to increase its financial responsibility requirements. Comments to the proposals were due by October 1996. The Company filed its objections to the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements would impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. The Company cannot at this time predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.


Subsequent Event

Upon the sale of the Hotel, the Company was required to pay down its outstanding borrowings, which were $9.5 million, under its Credit Agreement. In addition, the borrowing availability under the Credit Agreement was reduced from $25.0 million to $15.0 million and the Company will be required every calendar year to maintain a 30-day period when the outstanding borrowings cannot exceed $7.5 million. The balance of the Hotel sale proceeds will be used for general corporate purposes.


Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; the impact of changes in laws and implementation of government regulations, such as those proposed by the FMC; the need for a valuation allowance for Federal taxes; the increase in capacity at American Hawaii or pursuit of a strategic business opportunity; and the ability to obtain additional financing.

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


ITEM 6. Exhibits and Reports on Form 8-K

        a)   Exhibits:

             27.  Financial data schedule.


        b)   Reports on Form 8-K:

             Form 8-K dated August 22, 1996 announcing the sale of the Maison Dupuy Hotel.

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







Dated:  November 13, 1996
      -----------------------