Form 10-K
period 1996-12-31
AMERICAN CLASSIC VOYAGES CO
filed 1997-03-31
CIK 315136

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                            ---------------------

                                   FORM 10-K


         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE YEAR ENDED DECEMBER 31, 1996

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       COMMISSION FILE NUMBER:    0-9264


                          AMERICAN CLASSIC VOYAGES CO.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       31-0303330
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

TWO NORTH RIVERSIDE PLAZA, CHICAGO, ILLINOIS                    60606
(Address of principal executive offices)                        (Zip Code)


                                 (312) 258-1890
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:    NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [    ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $67.0 million based upon average bid and asked prices of $10.125 per share on March 24, 1997 on The Nasdaq Stock Market. Using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, certain persons designated as affiliates for purposes of this computation may not be held to be affiliates upon judicial determination.

As of March 24, 1997, there were 13,910,835 shares of Common Stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:

PART III Portions of the registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission by April 28, 1997.

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX



ITEM DESCRIPTION                                                       PAGE
----------------                                                       ----
Part I
        Item 1    Business...........................................    3
        Item 2    Properties.........................................    9
        Item 3    Legal Proceedings..................................   10
        Item 4    Submission of Matters to a Vote of Security Holders   10
Part II
        Item 5    Market for Registrant's Common Equity and Related
                  Stockholder Matters................................   11
        Item 6    Selected Financial Data............................   11
        Item 7    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................   11
        Item 8    Financial Statements and Supplementary Data........   11
        Item 9    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.............   11
Part III
        Item 10   Directors and Executive Officers of the Registrant.   12
        Item 11   Executive Compensation.............................   12
        Item 12   Security Ownership of Certain Beneficial Owners
                  and Management.....................................   12
        Item 13   Certain Relationships and Related Transactions.....   12
Part IV
        Item 14   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K............................   13

                          AMERICAN CLASSIC VOYAGES CO.

                                    PART  I


ITEM 1. BUSINESS

GENERAL

American Classic Voyages Co. and its subsidiaries (the "Company") is the leading provider of overnight passenger cruises on inland waterways in the continental U.S. and among the Hawaiian islands. The Company operates two cruise lines under the names of The Delta Queen Steamboat Co. ("Delta Queen") and American Hawaii Cruises ("American Hawaii"). Delta Queen currently operates three vessels having 1,024 total passenger berths, providing two- to 14-night paddlewheel-driven steamboat cruise vacations on the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois and Atchafalaya Rivers as well as the Intracoastal Waterway. American Hawaii, acquired in August 1993 (the "Acquisition"), operates one vessel having 817 total passenger berths, providing three-, four- and seven-night inter-island cruises in Hawaii. American Hawaii also owns the Constitution steamship which was removed from service on June 27, 1995. The Constitution will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel.

The Company believes it is the largest owner and operator of U.S. flag passenger vessels. Since non-U.S. flag vessels are prohibited under Federal law from receiving and discharging passengers at any two U.S. ports without stopping at an intervening non-U.S. port, the Company's U.S. flag designation, arising from having U.S. built, owned and crewed vessels, provides it with significant marketing and operating advantages. As an American flag carrier, there are certain restrictions on foreign ownership of the Company's common stock.

The Company, a Delaware corporation incorporated in 1985, is a holding company, which owns and controls: (i) The Delta Queen Steamboat Co., ("DQSC"), formerly known as DQSC-2, Inc., which operates Delta Queen through various subsidiaries; and (ii) Great Hawaiian Cruise Line, Inc. ("GHCL"), which operates American Hawaii, through various subsidiaries. DQSC also owned and operated the Maison Dupuy Hotel (the "Hotel"), located in New Orleans, prior to its sale on October 16, 1996. The Company employed 1,470 persons as of December 31, 1996. The Company's executive offices are located at Two North Riverside Plaza, Chicago, Illinois, 60606, and its telephone number is (312) 258-1890.

During March 1992, the Company completed an initial public offering of 4,140,000 shares of its $0.01 par value common stock at a public offering price of $13.50 per share. In December 1993, the Company completed a public offering of an additional 2,760,000 shares of common stock at a price of $16.00 per share.

REVIEW OF 1996

In 1996, the Company returned to profitable operations by reporting operating income, excluding one-time charges, of $7.9 million as compared to a 1995 net operating loss, also excluding one-time charges, of $8.6 million. This operating improvement was mainly due to the turnaround of the American Hawaii operations which realized a 95% increase in gross profit as a result of reducing costs and improving yields since the second half of 1995. At the Delta Queen line, the Company utilized additional capacity of the American Queen which produced lower than historical fare per passenger night ("fare per diems") as gross profit increased only 9% though there was an 18% increase in revenues. This increase in Delta Queen capacity, among other factors, had reduced the booking window for a large portion of its inventory to three months in advance of a cruise versus its optimal schedule of six to nine months in advance. Management took steps in the first half of 1996 to correct this trend and saw positive results by the end of 1996 in its 1997 advance reservations levels which were both higher in occupancy and fare per diems than at the end of 1995.

In 1996, the Company also made strategic decisions to better position itself for the future with regard to its asset base. The Company decided not to return the Constitution to service after reviewing the scope and cost of a reconstruction project, thereby recognizing a $38.4 million impairment write-down (1996 one-time charge mentioned above) in the first quarter of 1996. In addition, the Company sold the Maison Dupuy Hotel, its only non-strategic asset, for $22.0 million of cash and additional future payments of up to $2.0 million in the fall of 1996 and recognized an $11.7 million gain related to this sale.

NARRATIVE DESCRIPTION OF BUSINESS

The Company owns and operates two cruise lines: Delta Queen, which consists of three U.S. flag paddlewheel steamboats and American Hawaii, which consists of one U.S. flag ocean liner offering overnight cruise vacations among the Hawaiian islands. The Company does not offer gaming on its vessels. American Hawaii also owns the Constitution steamship which will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel. The Company, through Delta Queen, also owned and operated the Maison Dupuy Hotel located in the New Orleans' French Quarter, prior to its sale on October 16, 1996.

Delta Queen--Steamboatin'(R) Cruise Line

Delta Queen markets its steamboats as the "Legendary Delta Queen", the "Magnificent Mississippi Queen" and the "Grand American Queen" and the cruise experience using its Steamboatin' registered servicemark. Delta Queen's steamboats travel along the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois and Atchafalaya Rivers, as well as the Intracoastal Waterway. Ports of embarkation/debarkation include New Orleans, St. Paul, Memphis, St. Louis, Pittsburgh, Cincinnati, Louisville, Nashville, Chattanooga, Little Rock, Tulsa and Galveston. Other ports of call, such as Hannibal, Missouri; Prairie du Chien, Wisconsin; Vicksburg and Natchez, Mississippi; Ottawa, Illinois and Shiloh, Tennessee include locations of historical or cultural significance. The Company also promotes special cruise packages revolving around specific seasonal and activity themes including: "In The Good Old Summertime," an old-fashioned American summertime experience including barbershop quartets, barbecues and ice cream socials; "Fall Foliage," an opportunity to experience autumn colors on the Ohio and northern Mississippi rivers; "Kentucky Derby" cruises that include attendance at the Kentucky Derby horse race; "The Great Steamboat Race," a reenactment of the famous 19th Century race between the Natchez and the Robert E. Lee steamboats; "Old Fashioned Holidays," a southern-style Thanksgiving and Christmas, including Cajun and ante-bellum customs of these holidays; "Spring Pilgrimage" cruises, highlighting springtime in the Old South which include tours of ante-bellum homes; "Music of the River" cruises, exploring the origin and development of America's rich musical heritage; "World War II" cruises, commemorating the war years at home and abroad; and "Civil War" cruises, which take an insightful look into our nation's past by visiting battle sites and historical reenactments. In its continuing effort to upgrade its cruise product, Delta Queen recently introduced several new theme cruises such as "Dixie Fest" cruises, celebrating Dixie's diverse flavors in food and music; and "The Year that Was..." cruises, in conjunction with Reminisce magazine, reliving the music and memories of the 1940s.

The Steamboatin' cruise fare for an average five-night cruise, as stated in the 1997 cruise brochure, ranges from luxurious suites at $636 per person per night to interior cabins with bunk beds at $250 per person per night, based on double occupancy. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late night buffet, and day and night entertainment on the vessels.

To reach additional customers, Delta Queen has developed products which combine its steamboat cruises with escorted tours and overnight stays at historic port cities. It can provide these combined land and cruise packages at a lower average per diem price to a customer than a cruise-only trip. Delta Queen offers additional services and products to its passengers, including trip cancellation insurance, bar services, beauty salon services, photographs, shore excursions and gift shop products. Delta Queen also distributes a line of specialty products through its onboard gift shops utilizing the Steamboatin' logo. As a convenience to its passengers, Delta Queen will also arrange hotel accommodations and air and land transportation to and from the cruise embarkation and/or debarkation point.

American Hawaii--American Hawaii Cruise Line

American Hawaii features three-, four- and seven-night cruise vacations among the Hawaiian islands. Ports of call include Hilo and Kona on the Big Island of Hawaii; Kahului, Maui; Nawiliwili, Kauai; and Honolulu, Oahu. Many cruise passengers also choose to extend their stay in Hawaii, purchasing hotel accommodations through American Hawaii. American Hawaii offers more than 50 optional shore excursion activities of interest to its passengers, including helicopter rides, snorkeling, sea tours and other excursions to observe some of the spectacular natural Hawaiian sights. The itinerary also affords an opportunity to view Mount Kilauea, one of the world's few active volcanoes, and the soaring sea cliffs of the inaccessible Na Pali coast.

American Hawaii offers theme cruises organized around specific activities or seasons, including: "Whales in the Wild" cruises, in which passengers can observe whales that make Hawaii their winter playground;
"Aloha Fest" cruises, which emphasize native Hawaiian ceremonies and rituals; and "Big Band" cruises featuring 1940's Big Band orchestra music and Golden Age of Movies film screenings.

Cruise fares on American Hawaii range in price, based on double occupancy, from luxurious suites at $456 per person per night to interior cabins with a single sofa bed and fold-away upper berth at $164 per person per night, as advertised in the 1997 cruise brochure. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late evening buffet, as well as day and night entertainment on the Independence. American Hawaii also offers seasonal youth programs to attract passengers with children, as the Independence has a large number of cabins that can accommodate three and four passengers.

American Hawaii offers additional services and products to its passengers, including trip cancellation insurance, bar services, beauty salon services, photographs, shore excursions and gift shop products. American Hawaii also distributes a line of specialty products through its onboard gift shops utilizing the "American Hawaii Cruises" logo. American Hawaii also offers air transportation arrangements to and from the Hawaiian islands through agreements with several major commercial airlines as well as hotel accommodations on the Hawaiian islands.

MARKETING

The Company markets Delta Queen and American Hawaii lines separately.

Delta Queen is marketed as an opportunity to experience an historical mode of travel reflecting a bygone era which is part of the American heritage, and promotes its steamboat vacation package as a casual, relaxed, educational and cultural experience. The Company believes individuals are attracted to its paddlewheel steamboat cruises because of the quality of its vacations and the unique characteristics of the steamboat experience, including the connection to American history.

Delta Queen also places full color advertisements in publications such as Gourmet, Family Circle, Reader's Digest and Modern Maturity, which typically appeal to the Company's target customers. In addition, Delta Queen utilizes newspaper advertising in selected major markets. Its cruise vacations are often the subject of feature articles in general interest, travel and leisure magazines, vacation guides and newspaper travel sections, such as The New York Times, The Washington Post and Better Homes & Gardens. In 1996, Delta Queen was featured or mentioned in approximately 3,000 articles. The Company believes this media exposure provides an important source of promotion and actively seeks such exposure through its in-house public relations department.

Each year, Delta Queen distributes approximately 1.4 million copies of a full color sales brochure illustrating its paddlewheel steamboat vacations. These brochures are sent, in response to specific inquiries, to accredited travel agencies targeted by Delta Queen and to former passengers. In addition, Delta Queen has a direct mail system which solicits both past and prospective passengers.

American Hawaii is marketed as an authentic Hawaiian experience and targets individuals interested in the romance, exotic imagery and convenience of visiting the different Hawaiian islands aboard a classic ocean liner. The Company promotes its Hawaiian vacation package as a unique way to explore the Hawaiian islands and learn about Hawaiian culture.

American Hawaii places full color advertisements in publications such as Modern Maturity and Travel & Leisure and purchases newspaper advertising in selected major markets for specific promotions. American Hawaii has been the subject of feature articles in national travel and leisure magazines, vacation guides and newspaper travel sections while marketing tie-ins have been implemented with partners such as Dole Packaged Foods Corp. Approximately 700,000 full color sales brochures illustrating American Hawaii's operations are distributed each year to travel agencies and to prospective customers in response to specific inquiries.

SALES

The Company maintains separate field sales and reservation staffs for Delta Queen and American Hawaii. The Company sells its cruise products primarily through two major channels, of which the most significant channel is travel agents operating throughout the U.S. The Company has programs which educate travel agents about the unique nature of the Company's travel experiences, the vessels' itineraries, special programs, theme cruises and pricing policies. To assist in obtaining reservations from travel agents, the Company engages in both consumer and trade-oriented advertising, including direct mailings of the Company's literature to travel agencies. The Company maintains contact with travel agents through Delta Queen's 14 and American Hawaii's 13 field sales personnel who conduct educational seminars and attend trade shows. The Company's second major sales channel is group travel organizers, consisting of clubs, travel agencies and tour operators who arrange for the sale of cruise vacations at discounted fares. The Company provides a variety of incentives to these organizers, including fare discounts and promotional materials. During 1996, no single travel agency or consortium accounted for more than 10% of the Company's revenues.

PRICING AND ADVANCE RESERVATIONS

The Company issues separate full color sales brochures for each of Delta Queen and American Hawaii, which contain descriptive information, itineraries and fare schedules, prior to the beginning of each upcoming calendar year. The Company prices its cruise fares, based on cabin category, using a single pricing schedule for each cruise line throughout the calendar year. As an inducement for passengers to book early, the Company generally offers an early booking discount which typically consists of the current year's fares to passengers who book more than three months in advance for the upcoming year. In addition, the Company offers to group travel organizers and others certain discounts from the Company's published fare schedule. From time to time, in order to stimulate demand, the Company may offer discounts from the Company's published fare schedule. In 1996, due to the additional capacity brought on by the American Queen, Delta Queen's yields decreased compared to the yields of prior years.

The Company actively markets its cruises up to one year prior to the cruise year and the level of advance reservations at any given date provides the Company with an indication of its future fare revenue. A significant portion of such reservations is booked more than six months in advance of the cruise date. Generally, customers must pay a $200 to $250 refundable deposit within 14 days of booking a cruise on Delta Queen and a $300 refundable deposit within one week of booking a cruise on American Hawaii and both cruise lines require the balance of the cruise fare to be remitted 60 days in advance of the departure date. Cancellations received less than 60 days prior to departure are subject to a cancellation charge ranging from 25% to 100% of the cruise fare. For a nominal fee, the Company also offers trip cancellation insurance through a third-party insurer which allows the customers to reduce their exposure to cancellation charges. As of December 31, 1996, advance reservations for the 1997 cruise year for both Delta Queen and American Hawaii combined were $82.6 million. However, the Company cannot specifically determine the amount of revenues to be derived from advance reservations as there can be no assurance that any particular advance reservation will result in any revenue to the Company.

SEASONALITY

The Company's operations are seasonal. At Delta Queen, historically there is greater passenger interest at higher yields in the spring and fall months of the year and the vessels typically undergo an annual lay-up in January. In 1996, Delta Queen's revenues and operating income included a full year of operations for the American Queen which was introduced in June of 1995. American Hawaii historically experienced greater passenger interest in the summer and fall months of the year. During the summer months in particular, American Hawaii tends to have average occupancy in excess of 100% as the number of families sharing cabins with children increases significantly during this period.

The Company's 1996 results are not comparable to 1995 due to (i) the introduction of the American Queen in June of 1995 and (ii) the 1995 mid-year removal of the Constitution and the subsequent full year out-of-service period in 1996. In 1997, the Independence will be out of service for a four-week period beginning May 17, 1997 for a drydock, therefore, the Company's 1997 results will not be comparable to prior years.

COMPETITION

The vacation industry is highly fragmented and characterized by a significant degree of competition among a large number of participants, including cruise lines, land-based destination resorts, sightseeing tours and a wide range of other vacation options. The Company's vessels compete against all of these vacation options. Since leisure spending is discretionary, adverse economic conditions which affect the Company's customer base, including uncertainty over inflation and interest rate fluctuations, may negatively impact the Company's performance.

The Company believes that it is the largest provider of overnight cruise vacations on U.S. flag vessels, and that its cruise experience differentiates the Company's vacation packages from other overnight cruise vacations and other vacation alternatives. The Company further believes its principal competitive strengths include: (i) a high level of recognition by, and familiarity with, its customer base; (ii) the distinctive nature of its products as an opportunity to experience historical aspects of American heritage and the beauty of the Hawaiian islands; and (iii) the vessels' status as U.S. flag vessels with predominantly American crews.

All of the Company's vessels are registered under the U.S. flag for coastwide trade, which requires that they be U.S. built, owned and crewed. Federal maritime laws prohibit non-U.S. flag vessels from receiving and discharging passengers at any two U.S. ports without stopping at an intervening non-U.S. port. Should the law be amended or repealed, other entities, including those with greater resources than the Company, could introduce overnight non-U.S. flag vessels on inland waterways and among the Hawaiian islands in direct competition with the Company's vessels. See "Government Regulation" below. The entry of direct competition could adversely affect the Company's ability to maintain or further increase occupancy or prices for cruise vacations and could result in lower margins, thereby adversely affecting the profitability of the Company's business.

GOVERNMENT REGULATION

Federal maritime law currently prohibits non-U.S. flag vessels from receiving and discharging passengers at any two U.S. ports without stopping at an intervening non-U.S. port. Periodically there has been debate about the potential amendment or repeal of this law and the broader cabotage laws encompassed under the Merchant Marine Act of 1920, also known as the Jones Act. In August 1995, the Company helped to organize the Maritime Cabotage Task Force ("MCTF"), a broad national coalition of 415 companies, associations and unions representing all modes of domestic transportation. The MCTF is responsible for monitoring potential adverse changes in legislation that could affect the U.S. maritime industry and publicizing the economic and national security issues relevant to maintaining a strong U.S. flag vessel industry. Through the coalition's efforts, numerous legislators and key Congressional staff members have been made aware of the substantive issues and positions surrounding any changes to this legislation. In 1996, a bill was introduced to modify the Jones Act but did not receive significant support.

The Company is subject to various Federal and state regulations which affect the operations of its vessels. Most importantly, the Company's vessels, as U.S. flag vessels, are subject to regulations promulgated by the U.S. Department of Transportation and enforced by the U.S. Coast Guard ("Coast Guard"). The Coast Guard conducts both scheduled and unannounced inspections to determine compliance with these regulations and has the authority to delay or suspend cruises. The Delta Queen vessels must be drydocked for an inspection of the hulls' exteriors every five years. Previously, American Hawaii was required to drydock the Independence approximately every 18 months for a similar procedure. The Coast Guard is empowered to increase the interval between inspections and accordingly, the Company has requested and received permission from the Coast Guard to lengthen the interval of the drydocking of the Independence to every 30 months, subject to annual hull surveys. In May 1997, the Independence will be out of service for a four-week period for its once every 30-month drydock. The Mississippi Queen was drydocked, as scheduled, in December 1995 while the Delta Queen was drydocked in mid-December 1996 as the Company had received a one-year extension on its five-year drydocking interval.

The Company, like other entities that operate vessels on U.S. waterways, is subject to certain Federal, state and local health and safety laws, regulations and ordinances, such as the Clean Air Act, Clean Water Act, Ocean Dumping Act, Occupational Safety and Health Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. Periodically, the Company incurs expenditures to keep its vessels in compliance with such environmental laws and regulations. The Company does not anticipate making any material expenditures in 1997 with respect to environmental matters. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

The Safety of Life at Sea Convention, or SOLAS, to which the U.S. is a party, requires that passenger vessels for 50 or more passengers be constructed of fire retardant materials. Since the Delta Queen's superstructure is wood, the vessel requires a legislative exemption from the SOLAS requirement. Since 1968 Congress has granted the Delta Queen seven consecutive Congressional exemptions from this SOLAS requirement because of fire prevention and safety enhancements made to the vessel and the Delta Queen's historic status. The legislation exempting the Delta Queen requires the Company to notify potential passengers that the Delta Queen does not comply with applicable fire standards and prohibits the Company from disclaiming liability for loss due to fire caused by the Company's negligence. The current exemption has been extended to November 1, 2008. The Company's ability to operate the Delta Queen is dependent upon retaining its current Congressional exemption and obtaining additional exemptions subsequent to 2008. For ocean-going passenger vessels, fire safety amendments to SOLAS require that certain enhancements to life safety systems must be made by October 1, 1997. The Independence will be brought into compliance during its spring 1997 drydock as discussed above.

The Company has alcoholic beverage licenses for the Independence. In addition, the Company has alcoholic beverage licenses for the Delta Queen, Mississippi Queen and American Queen in Louisiana, and may determine to file additional applications in certain of the other states in which the steamboats operate. The Company does not anticipate any material expenses, delay or other adverse developments if it files additional applications or licenses. In addition, the Company may be required to qualify to do business in, or to pay or remit taxes or fees to, certain states or political subdivisions thereof. In addition, the Company may be subject to fines or other penalties for failure to comply with laws and regulations of one or more states requiring licensing, qualification or other action. Neither the costs of compliance by the Company with such laws or regulations, nor penalties imposed or sought to be imposed on the Company for noncompliance have been material in the past. However, no assurance can be given that such costs or penalties may not increase in the future.

The Company's vessels are also subject to regulation under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. The FMC has recently reviewed its standards and in June 1996 issued proposed regulations to increase the financial responsibility requirements. The Company filed its position on the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

INSURANCE

The Company carries marine liability insurance on its vessels through Steamship Mutual Underwriting Association (Bermuda) Limited ("Steamship Mutual"), a non-profit, mutual protection and indemnity association. The Company's marine liability insurance arrangements are typical of common marine industry practices and, subject to certain deductibles, provide coverage for losses, other than hull physical damage losses, resulting from its activities as a ship owner, including casualty damage by the vessels and claims by crew members, passengers and other third parties. The policy has no maximum limit of liability coverage, except for a $500 million limit, per occurrence, for oil pollution liability claims. As a member of Steamship Mutual, the Company pays its annual premiums based largely on its risk characteristics and loss experience, and the loss experience of other members. In addition, because Steamship Mutual and other maritime mutual indemnity associations around the world pool a portion of their loss experience in risk sharing arrangements, Steamship Mutual also may be affected by the loss experience of other mutual protection and indemnity organizations.

The Company's annual protection and indemnity insurance premium consists of an advance call which recently has approximated 71% of the expected total annual premium, and a supplemental call determined by Steamship Mutual's managing directors later in the year. The Company may be liable for a supplemental call in excess of the anticipated amount in the event that Steamship Mutual incurs heavy losses or experiences unusual circumstances.

The Company also carries hull and machinery coverage with various insurers, which insures against physical loss and damage to the vessels, subject to a $750,000 deductible and/or co-payment requirements per occurrence per vessel. Although the Company believes the risk of a total loss of the vessels is remote, it acknowledges that the replacement costs would exceed these coverage amounts.

In addition, the Company maintains contingency coverage for lost revenue in the event the Company is forced to cancel a cruise, in whole or in part, or incurs additional expense to prevent or reduce a loss. Coverage for the lost revenue under the policy is subject to a deductible of seven days, insured between 27% and 40% of any loss and is limited to $3.0 million on the Delta Queen vessels and $4.0 million on the Independence. The coverage for additional expenses incurred to prevent a loss is subject to a $100,000 aggregate deductible and provides coverage up to $1.0 million.

The Company believes its insurance coverage is adequate based on the Company's assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages.

EMPLOYEES

The Company employed 1,470 persons as of December 31, 1996. Of the vessels' onboard employees, the American Maritime Officers of the AFL-CIO ("American Maritime Officers") represented approximately 116 individuals, and the Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District of the AFL-CIO ("Seafarers") represented approximately 676 individuals. The American Maritime Officers' contracts for Delta Queen and American Hawaii expire in February 2004 and May 2000, respectively, and the Seafarers' contracts for Delta Queen and American Hawaii expire in December 2003 and May 2000, respectively. Since 1986, the Company has not experienced any work stoppages, and believes its relations with its employees are good.


ITEM 2. PROPERTIES

The Company's principal physical properties include the four vessels, the Delta Queen, Mississippi Queen, American Queen and Independence. The Constitution was removed from service on June 27, 1995. It will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various options for the vessel. The Company also owned and operated the Maison Dupuy Hotel prior to its sale on October 16, 1996. In addition, the Company leases the Robin Street Wharf facility in New Orleans, Louisiana and office space in Chicago, Illinois and Honolulu, Hawaii.

DELTA QUEEN

The Delta Queen was constructed in 1926 and has undergone several refurbishments. The Delta Queen is 285 feet long and is powered by twin reciprocating steam engines which generate 2,000 horsepower to drive its paddlewheel. It has a steel hull, a wooden superstructure and 174-passenger berths based on double occupancy. During the 1996/1997 lay-up, the Delta Queen had its Coast Guard mandated once every five-year hull inspection.

MISSISSIPPI QUEEN

The Mississippi Queen was placed in service in 1976 and has 414-passenger berths based on double occupancy. The vessel is 382 feet long, has a steel hull and superstructure and is powered by twin reciprocating steam engines which generate 2,000 horsepower to drive its paddlewheel. In January 1996, the Company completed a cosmetic renovation of the boat and had its Coast Guard mandated once every five-year hull inspection.

AMERICAN QUEEN

The American Queen, was placed in service in June 1995. The vessel is 418 feet long, 89 feet wide and can accommodate 436 passengers based on double occupancy. The steel hull and superstructure is partially powered by twin reciprocating steam engines which, when combined with a supplemental propulsion system, generates 3,500 horsepower to drive a wooden/steel paddlewheel.

INDEPENDENCE

The Independence steamship was built in 1951 and has undergone several refurbishments, most recently in 1994. The vessel is 682 feet long, 89 feet wide, has a steel hull and superstructure and is powered by twin steam turbines providing 5,100 horsepower. The Independence has 817-passenger berths, based on double occupancy. In the spring of 1997, the Independence will be out of service for a four-week period for a drydock that will include 1997 SOLAS upgrades, the addition of approximately 28 passenger cabins and public area enhancements.

ROBIN STREET WHARF FACILITY

The New Orleans office building, located at Robin Street Wharf, contains approximately 30,000 square feet. The Company has been granted a preferential assignment and right to use the Robin Street Wharf by the Board of Commissioners of the Port of New Orleans (the "Board of Commissioners"). Of the approximately 190,000 square feet of property covered by the preferential assignment, approximately 1,000 linear feet represents river frontage access. The preferential assignment may be terminated at any time by the Board of Commissioners, upon 60 days notice, provided that the Board of Commissioners determines that the wharf is needed for a non-passenger, superior maritime use. The Company believes it is unlikely that the Board of Commissioners will terminate the preferential assignment. If the assignment were to be terminated, the Board of Commissioners would be required to reimburse the Company for a portion of the unamortized cost of its wharf improvements. The Company believes that it could relocate its boarding, docking and office facilities to another location in New Orleans without a material adverse impact on the operations of the Company.

CHICAGO LEASE

The Company's principal executive offices, and American Hawaii's passenger services and administrative offices are located at Two North Riverside Plaza, Chicago, Illinois. The Company and American Hawaii currently lease approximately 37,000 square feet from Two North Riverside Joint Venture Limited Partnership, an Illinois limited partnership, controlled by an affiliated company, Equity Group Investments, Inc. The Company pays an annual rate of approximately $167,000 for approximately 37,000 square feet which it believes to be a competitive rate for comparable space from an unaffiliated landlord. In March 1997, the Company announced its decision to relocate the American Hawaii
- Chicago office to New Orleans by the fall of 1997.

HAWAII LEASE

American Hawaii leases approximately 40,000 square feet of office, warehouse and parking space at 2100 Nimitz Highway, Honolulu, Hawaii at a rental of approximately $25,000 per month. This lease expires in May 1998.


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings, to which the Company is a party or of which any of its property is the subject, other than ordinary routine litigation and claims incidental to the business. The Company believes it maintains adequate insurance coverage and reserves for such claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART  II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol: AMCV. On March 24, 1997, the last reported sale price for the Company's common stock was $10.125 per share. The following table indicates the high and low sales price information for shares of the Company's common stock as reported by The Nasdaq Stock Market:


                                                 High    Low
QUARTER ENDED: December 31, 1996..............  $13.25  $8.50
               September 30, 1996.............   10.00   6.75
               June 30, 1996..................    9.50   7.38
               March 31, 1996.................   11.38   8.00
QUARTER ENDED: December 31, 1995..............   12.00   9.38
               September 30, 1995.............   13.06   9.63
               June 30, 1995..................   12.00   8.63
               March 31, 1995.................   14.50   9.75

(b) The number of stockholders of record of common stock on March 24, 1997 was approximately 725.

(c) In the second half of 1995, the Company's board of directors elected not to declare a dividend and determined that any future dividend declarations will be based on the Company's operating performance and its planned capital needs.


ITEM 6. SELECTED FINANCIAL DATA

Information with respect to the Company's selected financial data is set forth under "Selected Financial Data" on page 16.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 17.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the "Index to Financial Statements" on page 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART   III


ITEMS 10, 11, 12 AND 13 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                        EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on June 11, 1997, not later than April 28, 1997. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements.

          The consolidated financial statements of the Company are set forth in the "Index to Financial Statements" on page 15.

(a)(2)    Financial Statement Schedules.

          Financial Statement Schedules, except those indicated in the "Index to Financial Statements" on page 15, have been omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or the notes to the financial statements.

(a)(3)    Exhibits are as set forth in the "INDEX TO EXHIBITS" on page 43.

(b)       Reports on Form 8-K:

          Form 8-K dated October 31, 1996 announcing the closing of the sale of the Maison Dupuy Hotel with pro forma financial statements.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  March 28, 1997
     ----------------

                               AMERICAN CLASSIC VOYAGES CO.


                               By  / s /  Philip C. Calian
                                   -----------------------------------------
                                   Philip C. Calian
                                   Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 / s / Samuel Zell          Chairman of the Board
 -------------------------
 Samuel Zell


 / s / Philip C. Calian     President and Chief Executive Officer
 ------------------------- (Principal Executive Officer), Director Philip C. Calian


 / s / Kathryn F. Gray      Controller, Treasurer and Chief Accounting Officer
 -------------------------  (Principal Accounting Officer)
 Kathryn F. Gray


 / s / Sheli Z. Rosenberg   Director
 -------------------------
 Sheli Z. Rosenberg


 / s / Arthur A. Greenberg  Director
 -------------------------
 Arthur A. Greenberg


 / s / Ann Lurie            Director
 -------------------------
 Ann Lurie


 / s / Corinne C. Boggs     Director
 -------------------------
 Corinne C. Boggs


 / s / Jerry R. Jacob       Director
 -------------------------
 Jerry R. Jacob


 / s / Jon E. M. Jacoby     Director
 -------------------------
 Jon E. M. Jacoby

                          AMERICAN CLASSIC VOYAGES CO.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                         Page
                                                                                        Number
                                                                                        ------
Selected Financial Data.................................................................   16
Management's Discussion and Analysis of Financial Condition and Results of Operations...   17
Independent Auditors' Report............................................................   23
Consolidated Financial Statements
    Consolidated Statements of Income...................................................   24
    Consolidated Balance Sheets.........................................................   25
    Consolidated Statements of Cash Flows...............................................   26
    Consolidated Statements of Changes in Stockholders' Equity..........................   27
    Notes to Consolidated Financial Statements..........................................   28
    Financial Statement Schedules
        Schedule I - Condensed Financial Information of Registrant......................   38

                          AMERICAN CLASSIC VOYAGES CO.
                            SELECTED FINANCIAL DATA


                                                                                                    Fiscal
                                                                                                  Year Ended
                                                                 Year Ended December 31,           March 31,
                                                        ---------------------------------------    --------
                                                          1996      1995      1994     1993(1)       1993
                                                        ---------------------------------------    --------
INCOME STATEMENT DATA
(Amounts in thousands)
Revenues.....................................           $191,542  $189,821  $195,197   $121,689    $ 66,725
                                                        ---------------------------------------    --------
Gross profit.................................             67,863    51,895    51,569     38,708      32,190
                                                        ---------------------------------------    --------
Special one-time charges(2)..................             38,390     5,900     5,699         --          --
                                                        ---------------------------------------    --------
Operating (loss) income......................            (30,465)  (14,535)   (4,438)     6,349      12,586
                                                        ---------------------------------------    --------
Other income (3).............................             11,729        --        --         --          --
                                                        ---------------------------------------    --------
Net interest (expense) income................             (7,199)   (4,002)      672        577       1,051
                                                        ---------------------------------------    --------
Net (loss) income............................           $(17,636) $ (9,671) $   (983)  $  4,220    $  9,181
                                                        ---------------------------------------    --------
PER SHARE INFORMATION
(Amounts in thousands, except per share data)
Common and common
equivalent shares............................             13,802    13,763    14,085     11,641      11,334
(Loss) earnings per share(2) (3).............           $  (1.28) $  (0.70) $  (0.07)  $   0.36    $   0.81
Cash dividends per share.....................           $     --  $   0.08  $   0.16   $   0.16    $   0.04
OPERATING STATISTICS
Fare revenue per passenger night.............           $    217  $    210  $    202   $    220    $    273
Total revenue per passenger night............           $    288  $    290  $    297   $    302    $    328
Weighted average operating days(4):
DELTA QUEEN..................................                347       263       339        339         338
AMERICAN HAWAII..............................                366       272       303        147          --
Vessel capacity per day (berths)(5):
DELTA QUEEN..................................              1,024     1,024       588        596         593
AMERICAN HAWAII..............................                817     1,594     1,544      1,526          --
Capacity passenger nights(6).................            654,666   701,768   666,841    426,185     200,730
Passenger nights(7)..........................            643,891   628,660   632,373    382,823     185,016
Physical occupancy percentage(berths)(8).....               98.4%     89.6%     94.8%      89.8%       92.2%
BALANCE SHEET DATA (at period end)
(Amounts in thousands)
Total assets.................................           $211,864  $247,473  $227,798   $192,598    $ 66,500
Current portion of long-term debt............              4,100     3,746        --         --          --
Long-term debt...............................             85,898   103,272    65,000     15,000          --
Total stockholders' equity...................             54,982    71,413    82,105     84,786      41,909

(1) Includes the effects of the Mississippi River flooding and the Acquisition.

(2) In 1996, the Company decided not to renovate and return the Constitution to service, resulting in write-down costs of $38.4 million ($1.89 per share - net of tax). In 1995, the Company incurred a $5.9 million ($0.28 per share-net of tax) one-time charge that represented costs associated with the introduction of the American Queen in June of 1995. In 1994, the Company incurred $5.7 million ($0.20 per share-net of tax) in one-time charges due to problems related to the renovation of the Independence.

(3) In 1996, the Company sold its Maison Dupuy Hotel located in New Orleans, Louisiana for a gain of $11.7 million ($.57 per share - net of tax).

(4) Weighted average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day.

(5) Vessel capacity per day represents the number of passengers each cruise line can carry assuming double occupancy for cabins which accommodate two or more passengers. Some cabins on the Independence and the American Queen can accommodate three or four passengers.

(6) Capacity passenger nights is determined by multiplying the actual operating days of the vessel by each vessel's capacity per day.

(7) A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(8) Physical occupancy percentage is passenger nights divided by capacity passenger nights.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

American Classic Voyages Co. ("AMCV", or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The Company, through its various subsidiaries, operates two cruise lines: The Delta Queen Steamboat Co. ("Delta Queen"), which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii Cruises ("American Hawaii"), which owns and operates the Independence steamship. American Hawaii also owns the Constitution steamship which was removed from service on June 27, 1995. The Constitution will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel. American Hawaii was acquired by the Company in August 1993 (the "Acquisition"). Delta Queen also owned and operated the Maison Dupuy Hotel (the "Hotel") which is located in New Orleans, prior to its sale on October 16, 1996.

The Company changed its year end to December 31, effective April 1, 1993. The following is a review of the Company's consolidated operating results, liquidity, capital resources and financial condition for the calendar years ended December 31, 1996, 1995 and 1994 (referred to herein as 1996, 1995 and
1994).

REVIEW OF 1996

In 1996, the Company's results of operations were significantly affected by the following factors: (i) the successful turnaround of American Hawaii's operations; (ii) the decision not to return the Constitution to service and subsequent write-down of $38.4 million; and (iii) the absorption of additional capacity at Delta Queen following the introduction of the American Queen in June of 1995. American Hawaii's 1996 revenues decreased by 10% due to the removal of the Constitution in June 1995 which resulted in a 17% decrease in passenger nights. Gross profit increased by 95% due to realizing operating cost savings on the Independence from cost reduction efforts undertaken since the second half of 1995. In addition, American Hawaii reduced selling, general and administrative ("SG&A") expenses by 25%. In April 1996, the Company announced its decision not to renovate or return the Constitution to service. In connection with this decision, the Company recognized an impairment write-down of $38.4 million in the first quarter of 1996. In 1996, Delta Queen's revenues increased by 18% and operating costs increased by 23% resulting only in a 9% increase in gross profit. This is mainly a result of a full year operations of the American Queen which increased passenger nights by 32%. Delta Queen's fare revenue per passenger night ("fare per diems") decreased by 11% due to management's strategy of discounting fares in 1996 in an effort to maintain historically high occupancy levels and to help shift the booking cycle to its optimal schedule of six to nine months in advance. These factors, among others, resulted in the Company recognizing a consolidated operating loss of $30.5 million in 1996. Excluding the impairment write-down, the Company had consolidated operating income of $7.9 million versus a consolidated operating loss of $8.6 million in 1995. The 1995 operating loss also excluded a one-time pre-opening charge of $5.9 million related to the introduction of the American Queen in June 1995. For 1996, the Company's net loss was $17.6 million or $1.28 per share as compared to a 1995 net loss of $9.7 million or $0.70 per share.

In February 1996, the Company settled its dispute with Newport News Shipbuilding and Dry Dock Company (the "Shipyard") and paid an additional $8.7 million of which $6.4 million was paid in March 1996 and the balance of the settlement of $2.3 million was paid in April 1996.

In March 1996, the Company completed the refinancing of its long-term debt by securing $6.9 million of U.S. Government guaranteed ship financing through the U.S. Department of Transportation Maritime Administration ("MARAD"). The Company used a portion of the proceeds to fund amounts owed to the Shipyard as part of the settlement discussed above.

In April 1996, the Company modified the total borrowing availability under its amended and restated credit agreement with a group of financial institutions with The Chase Manhattan Bank (formerly Chemical Bank), as agent (the "Credit Agreement"). The Credit Agreement provided a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999. Upon the sale of the Hotel (as discussed below) the borrowing availability was reduced to $15.0 million and the Company will be required every calendar year to maintain a 30-day period during which the outstanding borrowings cannot exceed $7.5 million.

In October 1996, the Company sold its Hotel in New Orleans for $22.0 million in cash (the "Disposition") and future payments of up to $2.0 million. The sale of the Hotel resulted in gain of $11.7 million. The cash received from the sale was used in part to reduce debt and the balance of the proceeds will be used for general corporate purposes.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Consolidated revenues increased $1.7 million to $191.5 million for 1996 from $189.8 million for 1995 representing a $3.3 million increase in cruise revenues offset by a $1.6 million decrease in Hotel revenues as a result of the Hotel being sold on October 16, 1996. American Hawaii's revenues decreased $10.5 million, or 10%. This decrease was mainly due to a 31% decrease in capacity as a result of the Constitution's removal from service on June 27, 1995, partially offset by improvements on the Independence in fare per diems which increased by 15% compared to 1995. Delta Queen's revenues increased $13.8 million, or 18%, reflecting a 32% increase in passenger nights for the period, offset by a 11% decrease in fare per diems. The decrease in fare per diems as compared to 1995 was attributable to management's strategy of discounting fares in 1996 in an effort to maintain historically high occupancy levels and to help shift the booking cycle of when a majority of its cabin inventory is sold to its optimal schedule of six to nine months in advance. The consolidated fare per diems for 1996 increased 3% to $217 as the increase in American Hawaii's fare per diems more than offset the decrease in Delta Queen's fare per diems. Consolidated total revenue per passenger night ("total revenue per diems") decreased by 1% to $288 due to a reduction in the percentage of passengers at both cruise lines electing to purchase air travel through the Company.

Consolidated cost of operations decreased to $123.7 million for 1996 from $137.9 million for the comparable period of 1995. Of this decrease, $0.5 million represents a reduction of Hotel related cost of operations. American Hawaii's operating costs decreased $24.6 million primarily due to the Constitution's removal from service and realization of operating cost savings on the Independence as a result of cost cutting efforts undertaken since the second half of 1995. Delta Queen's operating costs increased $10.9 million, or 23%, primarily due to the addition of the American Queen.

Consolidated SG&A decreased to $45.4 million for 1996 from $48.6 million for the same period in 1995. Delta Queen's additional capacity resulted in increased marketing and corporate overhead expenditures but was offset by the reduction in American Hawaii's marketing and corporate overhead expenditures as only one ship was in operation. The $2.6 million increase in depreciation and amortization expense represents a $3.0 million increase in depreciation expense offset by a $0.3 million decrease in amortization expense. The increase in depreciation was due to the addition of the American Queen while depreciation at American Hawaii remained unchanged as the increased depreciation on the Independence was offset by the suspension of depreciation on the Constitution upon its removal from service in the prior year.

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. In connection with this decision, the Company recognized an impairment write-down of $38.4 million in the first quarter of 1996. Excluding this write-down, the consolidated operating income for 1996 was $7.9 million as compared to an operating loss, before one-time pre-opening costs of $5.9 million, of $8.6 million in 1995.

The $38.4 million impairment write-down was composed of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the American Hawaii acquisition. The Company has reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of December 31, 1996, the balance of this reserve was $2.8 million. The impairment write-down was recognized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996.

Interest expense increased $2.4 million due to a greater outstanding debt balance in 1996 and capitalization of interest costs in 1995 related to the American Queen construction. The Company's consolidated effective tax rate was lower in 1996 as compared to 1995. As the minority interest in GHCL was redeemed in December 1995, the net loss for 1996 reflected 100% ownership of GHCL by the Company.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Consolidated revenues decreased $5.4 million to $189.8 million in 1995 from $195.2 million in 1994 due to a $24.0 million decrease in revenues of American Hawaii offset by $18.6 million increase in the revenues of Delta Queen. The primary cause of this was a 16% reduction in passenger nights at American Hawaii due to unsold capacity in the second quarter of 1995. This unsold capacity resulted from the postponement of the Constitution out-of-service period commencement from March 1995 to June 1995. Delta Queen's increase reflected a 38% increase in passenger nights due to the addition of the American Queen in June 1995. Consolidated passenger nights of 628,660 in 1995 were slightly lower than 1994 as Delta Queen's increase was offset by a decrease at American Hawaii due to the Constitution being out of service for the entire second half of 1995. These factors also affected consolidated occupancy in 1995 which decreased to 89.6% from 94.8% in 1994. Consolidated fare per diems of $210 for 1995 represented an increase of 4% which included a 2% increase in American Hawaii fare per diems and a 4% decrease in Delta Queen's fare per diems. Delta Queen's capacity was a smaller component of consolidated capacity, therefore, Delta Queen's decrease in fare per diems did not offset American Hawaii's increase. The decrease at Delta Queen reflected management's strategy of offering higher discounts to maintain occupancy levels on the Delta Queen and Mississippi Queen in light of the addition of the American Queen. Consolidated total revenue per diems decreased 2% to $290 as a result of a drop in air travel revenues at both cruise lines.

Consolidated cost of operations decreased to $137.9 million for 1995 from $143.6 million in the comparable period of 1994. American Hawaii's operating costs decreased 15% due primarily to lower passenger expenses and air travel costs related to the decline in the number of passengers in 1995. Delta Queen's operating costs increased 25%, in part reflecting higher operating costs associated with its increase in capacity in 1995. Consolidated gross profit of $51.9 million was only slightly higher than the prior year. Delta Queen's gross profit increased 31% due to the addition of the American Queen offset by American Hawaii's 36% drop in gross profit which was attributable to the combined effects of lower revenue levels without a corresponding decrease in cruise operating costs in the first half of 1995.

Consolidated SG&A before non-recurring charges increased to $48.6 million for 1995 from $43.2 million for 1994. This reflected a $3.0 million increase in marketing expenses and a $2.3 million increase in general and administrative expenses. Marketing expenditures for 1995 were higher at both cruise lines. Delta Queen's expenditures were higher due to the addition of the American Queen. American Hawaii's marketing expenditures were both accelerated and increased in the first half of 1995 to offset the effects of the rescheduled Constitution out-of-service period. The increase in general and administrative expenses was a result of higher overhead costs at Delta Queen related to the increased capacity and higher corporate overhead expenses somewhat offset by a decrease in American Hawaii costs due to the cost reduction plan implemented during the second half of 1995. The $5.9 million one-time pre-opening charge at Delta Queen represented costs associated with the pre-inaugural activities and shakedown cruises of the American Queen prior to her first cruise in June 1995. In 1994, the non-recurring charges of $5.7 million were primarily related to costs associated with the cancellation of four cruises in October 1994 and customer satisfaction problems encountered subsequent to the Independence's return to service.

Consolidated depreciation and amortization expense increased to $11.9 million for 1995 from $7.1 million for 1994 primarily due to higher depreciation expense at both cruise lines. Delta Queen's depreciation increased due to the addition of the American Queen. American Hawaii's increase was related to the renovation of the Independence offset somewhat by the suspension of depreciation on the Constitution.

The consolidated operating loss of $14.5 million in 1995 versus $4.4 million in the comparable period of 1994 reflected a larger operating loss at American Hawaii.

Interest income increased to $1.7 million in 1995 from $1.4 million in 1994 due to interest received on the escrow account maintained in connection with litigation with the Shipyard. Interest expense increased $5.0 million reflecting higher borrowing levels, higher interest rates, and the capitalization of interest costs in 1994 related to the American Queen construction. The Company's consolidated effective tax rate was lower in 1995 as compared to 1994.

The Company's consolidated net loss for 1995 of $9.7 million versus $1.0 million for the same period in 1994 primarily reflected the decreased profitability of American Hawaii associated with the effects of the postponed Constitution out-of-service period from March 1995 to June 1995 and the $5.9 million one-time pre-opening charge.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

The Company's liquidity improved in 1996, as a result of the improved operating performance of American Hawaii, reduced capital expenditures and the Disposition. For 1996, cash provided by operations was $15.0 million as compared to cash used by operations of $9.9 million and $4.8 million in 1995 and 1994, respectively. In 1996, American Hawaii's operating results improved as a result of the cost reduction efforts started in the second half of 1995 as well as improved fare per diems and occupancy as discussed further under Results of Operations. Operating cash usage in 1995 and 1994 substantially reflect the lower operating performance of American Hawaii in both years, the one-time charge related to the launch of the American Queen in 1995, and in 1994, the one-time payment of $16.9 million made in respect of liabilities assumed pursuant to the Acquisition.

Passenger cruise deposits, as reflected in unearned passenger revenues, increased $3.1 million as of December 31, 1996 due to strong bookings for 1997, both in fare per diem and occupancy, at Delta Queen. At December 31, 1995, passenger cruise deposits decreased due to lower advance reservations levels at American Hawaii at the end of 1995, compared to 1994, as the Constitution was still in service.

Capital Expenditures

The Company's capital expenditures were $15.4 million in 1996 as compared to $45.2 million in 1995 and $62.8 million in 1994. The largest portion of the 1996 capital expenditures was $11.4 million related to the Independence, which included $8.7 million paid to the Shipyard in March 1996, as part of the litigation settlement for work performed in 1994. Other significant capital expenditures included $2.6 million for the Delta Queen and Mississippi Queen lay-ups, including completion of the Mississippi Queen cosmetic renovation.

The Company's 1997 planned capital commitments of approximately $18.0 million include expenditures for the drydock of the Independence, the drydock of the Delta Queen and other routine capital improvements to vessels, computer systems and shoreside facilities expansion. The Independence will be out of service for a four-week period beginning May 17, 1997 for a drydock to comply with U.S. Coast Guard requirements. In addition, 1997 SOLAS upgrades will be made, as well as passenger area enhancements and the build-out of approximately 28 new cabins. This drydock is estimated to cost approximately $12.0 million. The Company entered into a contract with Cascade General for $5.5 million to conduct a portion of the renovation work to be performed during the upcoming drydock of the Independence. The Delta Queen's drydock was completed in January 1997 and included work to comply with its five-year U.S. Coast Guard mandated hull inspection as well as other minor refurbishments. The Company anticipates that these capital commitments will be funded from cash on hand and cash from operations.

Debt

During 1995, subsidiaries of both DQSC and GHCL issued debt guaranteed by the U.S. Government through MARAD. On August 24, 1995, a subsidiary of DQSC (the "Issuer Subsidiary-AQ") issued bonds in the amount of $36.4 million with a 25-year life bearing interest at a fixed rate of 7.68%, and issued notes in the amount of $24.2 million maturing in ten years with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus .25%. Interest and level principal payments are due semi-annually beginning with the first payment made on February 24, 1996. This debt is secured by a first mortgage on the American Queen and contains various covenants which, among other things, requires the compliance with certain financial ratios at the end of each year. In the event these ratios are not satisfied, the Issuer Subsidiary-AQ would be prohibited from making distributions of cash to DQSC. In addition, the Issuer Subsidiary-AQ would be required to set aside funds equal to one-year's debt service and make certain reserve fund deposits, calculated as a percentage of the Issuer Subsidiary-AQ net income. These deposits could only be released with the permission of the Secretary of Transportation. On December 7, 1995, a subsidiary of GHCL (the "Issuer Subsidiary-SSI") issued bonds in the amount of $13.2 million with a 20-year life bearing interest at a fixed rate of 6.84%, and issued notes in the amount of $13.2 million maturing in ten years with a floating interest rate equal to LIBOR plus .27%. Interest and level principal payments are due semi-annually beginning with the first payment made on June 7, 1996. This debt is secured by a first mortgage on the Independence and contains various covenants which, among other things, requires the compliance with certain financial ratios at the end of each year. In the event these ratios are not satisfied, the Issuer Subsidiary-SSI would be required to set aside funds equal to one-year's debt service.

On March 28, 1996, Issuer Subsidiary-SSI issued $6.9 million of debt guaranteed by the U.S. Government through MARAD. This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to LIBOR plus .27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes, are payable semi-annually beginning with the first payment made on December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, these two series required Issuer Subsidiary-SSI to have $2.2 million on deposit, ($1.6 million was deposited on December 7, 1995 and $0.6 million with Series B) representing six months of debt service which will be released when either the Issuer Subsidiary-SSI or GHCL meets certain cash flow and debt to equity ratios. The debt service deposit is expected to be released to the Company in 1997 as GHCL has met the required cash flow and debt to equity ratios as of December 31, 1996.

The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Shipyard as part of the litigation settlement. The remaining proceeds were used, in part, to pay down a portion of amounts outstanding under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its Credit Agreement. The Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999. Upon the sale of the Hotel on October 16, 1996, the borrowing availability was reduced to $15.0 million and the Company will be required every calendar year to maintain a 30-day period during which the outstanding borrowings cannot exceed $7.5 million. Borrowings bear interest, at the option of the Company, equal to either (i) the greater of The Chase Manhattan Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

As of December 31, 1996, the Company was in compliance with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity, particularly with regard to the American Hawaii business. In addition, the Company also evaluates opportunities to strategically grow its business. If it would elect to increase capacity or pursue a strategic business opportunity, the Company may seek to secure additional financing. Notwithstanding, there can be no assurances that the Company will choose to increase capacity or strategically grow its business, or, if it elects to do so, that it will obtain additional financing.

Sale of Hotel

On October 16, 1996, the Company sold its subsidiary which owns the Hotel in New Orleans for $22.0 million in cash. In addition, the Company entered into a Profit Participation Agreement with the buyer which will provide for future payments of up to $2.0 million based on the future performance of the Hotel within the next seven years. The Company will also receive preferred rates at the Hotel for its passengers and employees who require lodging in New Orleans for the next two years. In return, the Company has agreed to provide the buyer a minimum of $0.6 million of this business in each of these years. Upon the sale of the Hotel, the Company was required to pay down its then outstanding borrowings, which were $9.5 million, under its Credit Agreement. The balance of the Hotel sale proceeds will be used for general corporate purposes.

Dividends

In the second half of 1995, the Company's board of directors elected not to declare a dividend and determined that any future dividend declarations will be based on the Company's operating performance and its planned capital needs.

Other

In March 1996, as part of the litigation settlement with the Shipyard, the remaining balance of $6.4 million maintained in an escrow account was released to the Shipyard. In addition, during 1996, $1.8 million was released to the Company from the MARAD escrow account maintained for remaining American Queen construction costs.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. The FMC has recently reviewed its standards and in June 1996 issued proposed regulations to increase the financial responsibility requirements. The Company filed its position on the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; construction delays and/or cost overruns during regularly scheduled lay-ups and/or drydocks; the impact of changes in laws and implementation of government regulations, such as those proposed by the FMC; an increase in capacity at American Hawaii or pursuit of a strategic business opportunity; and the ability to obtain additional financing.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
American Classic Voyages Co.

We have audited the consolidated balance sheets of American Classic Voyages Co. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of management of American Classic Voyages Co. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Classic Voyages Co. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG Peat Marwick LLP

                                                           KPMG Peat Marwick LLP



Chicago, Illinois
February 19, 1997

                          AMERICAN CLASSIC VOYAGES CO.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)




                                                  Years Ended December 31,
                                                -----------------------------
                                                  1996       1995      1994
                                                -----------------------------
Revenues......................................  $ 191,542  $189,821  $195,197
Cost of operations (exclusive of depreciation
and amortization shown below).................    123,679   137,926   143,628
                                                -----------------------------
Gross profit..................................     67,863    51,895    51,569
Selling, general and administrative expenses..     45,367    48,613    43,191
Depreciation and amortization expense.........     14,571    11,917     7,117
Impairment write-down (Note 4)................     38,390        --        --
One-time pre-opening costs....................         --     5,900        --
Non-recurring charges.........................         --        --     5,699
                                                -----------------------------
Operating loss................................    (30,465)  (14,535)   (4,438)
Interest income...............................        912     1,706     1,389
Interest expense..............................      8,111     5,708       717
Other income..................................     11,729        --        --
                                                -----------------------------
Loss before income taxes and minority interest    (25,935)  (18,537)   (3,766)
Income tax benefit............................      8,299     6,308     1,451
Minority interest in loss.....................         --    (2,558)   (1,332)
                                                -----------------------------
Net loss......................................  $ (17,636) $ (9,671) $   (983)
                                                =============================
PER SHARE INFORMATION:
Average common and common equivalent shares
outstanding...................................     13,802    13,763    14,085
                                                =============================
Loss per share................................  $   (1.28) $  (0.70) $  (0.07)
                                                -----------------------------
Cash dividends declared per share.............  $      --  $   0.08  $   0.16
                                                -----------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands except shares and par value)

                                               December 31,
                                           ------------------
                                             1996      1995
                                           ------------------
ASSETS
Cash and cash equivalents................  $ 17,908  $  6,048
Restricted short-term investments........     2,957    10,681
Accounts receivable......................     3,734     1,134
Prepaid expenses and other current assets     7,640     6,612
                                           ------------------
Total current assets.....................    32,239    24,475
Property and equipment, net..............   166,883   211,959
Deferred tax asset.......................    10,968     4,325
Other assets.............................     1,774     1,995
Goodwill, net............................        --     4,719
                                           ------------------
Total assets.............................  $211,864  $247,473
                                           ==================
LIABILITIES
Accounts payable.........................  $ 10,683  $ 13,073
Other accrued expenses...................    24,532    27,437
Current portion of long-term debt........     4,100     3,746
Unearned passenger revenues..............    31,669    28,532
                                           ------------------
Total current liabilities................    70,984    72,788
Long-term debt, less current maturities..    85,898   103,272
                                           ------------------
Total liabilities........................   156,882   176,060
                                           ==================
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
(5,000,000 shares authorized, none
issued and outstanding)..................        --        --
Common stock, $.01 par value (20,000,000
shares authorized, 13,867,829 and
13,769,512 shares issued and
outstanding, respectively)...............       139       138
Additional paid-in capital...............    75,252    74,048
Accumulated deficit......................   (20,409)   (2,773)
                                           ------------------
Total stockholders' equity...............    54,982    71,413
                                           ------------------
                                           $211,864  $247,473
                                           ==================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                        Years Ended December 31,
                                                     ------------------------------
                                                       1996       1995      1994
                                                     ------------------------------
OPERATING ACTIVITIES
Net loss...........................................  $ (17,636) $ (9,671)  $  (983)
ADJUSTMENTS TO RECONCILE
NET INCOME TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES
Depreciation and amortization......................     14,571    11,917     7,117
Minority interest..................................         --    (2,558)   (1,332)
Impairment write-down (Note 4).....................     38,390        --        --
Gain on sale of Maison Dupuy Hotel.................    (11,729)       --        --
Changes in Certain Working
Capital Accounts and Other
Accounts receivable................................     (2,600)      190      (724)
Accounts payable...................................     (2,305)   (3,971)   11,003
Accrued liabilities................................       (289)    1,537       431
Liabilities assumed in the Acquisition.............         --        --   (16,910)
Other assets.......................................     (6,400)   (6,869)   (1,589)
Unearned passenger revenues........................      3,137    (2,534)    1,975
Prepaid expenses and other.........................       (123)    2,012    (3,792)
                                                     ------------------------------
Net cash provided by (used in) operating activities     15,016    (9,947)   (4,804)
                                                     ------------------------------
INVESTING ACTIVITIES
Decrease (increase) in restricted
investments........................................      7,724     9,706    (5,012)
Capital expenditures...............................    (15,355)  (45,227)  (62,854)
Proceeds from sale of Maison Dupuy Hotel...........     21,522        --        --
                                                     ------------------------------
Net cash provided by (used in) investing activities     13,891   (35,521)  (67,866)
                                                     ------------------------------
FINANCING ACTIVITIES
Proceeds from borrowings...........................      6,903   117,018    50,000
Repayments of borrowings...........................    (23,923)  (75,000)       --
Purchase of subsidiary minority interest...........         --      (105)       --
Issuance of common stock...........................        368        80       148
Dividends..........................................         --    (1,101)   (2,199)
Deferred financing fees............................       (395)   (1,600)       --
                                                     ------------------------------
Net cash (used in) provided by financing activities    (17,047)   39,292    47,949
                                                     ------------------------------
Increase (decrease) in cash and
cash equivalents...................................     11,860    (6,176)  (24,721)
Cash and cash equivalents, beginning of period.....      6,048    12,224    36,945
                                                     ------------------------------
Cash and cash equivalents, end of period...........  $  17,908  $  6,048   $12,224
                                                     ==============================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
Interest (net of capitalized interest).............  $   7,364  $  3,000   $   617
Income taxes.......................................  $     450  $   (119)  $(1,569)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                Years Ended December 31,
                              ----------------------------
                                1996      1995      1994
                              ----------------------------
COMMON STOCK
Balance, beginning of period  $    138  $    138  $    137
Issuance of common stock....         1        --         1
                              ----------------------------
Balance, end of period......       139       138       138
                              ----------------------------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period    74,048    73,968    73,468
Issuance of common stock....     1,204        80       500
                              ----------------------------
Balance, end of period......    75,252    74,048    73,968
                              ----------------------------
(ACCUMULATED DEFICIT)
RETAINED EARNINGS
Balance, beginning of period    (2,773)    7,999    11,181
Net loss....................   (17,636)   (9,671)     (983)
Dividends...................        --    (1,101)   (2,199)
                              ----------------------------
Balance, end of period......   (20,409)   (2,773)    7,999
                              ----------------------------
Total Stockholders' Equity..  $ 54,982  $ 71,413  $ 82,105
                              ============================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In May 1994, the stockholders of The Delta Queen Steamboat Co. approved a change to the company's name to American Classic Voyages Co. In connection with the name change, DQSC-2, Inc., a subsidiary of the American Classic Voyages Co., changed its name to "The Delta Queen Steamboat Co.".

NATURE OF OPERATIONS
American Classic Voyages Co., through its subsidiaries, operates two cruise lines under the names of The Delta Queen Steamboat Co. and American Hawaii Cruises. The Delta Queen Steamboat Co., through its subsidiaries, owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats which conduct overnight cruise operations on certain U.S. inland waterways ("Delta Queen"). Delta Queen also owned and operated the Maison Dupuy Hotel (the "Hotel") located in New Orleans, prior to its sale on October 16, 1996. American Hawaii Cruises, through its subsidiaries owns and operates the Independence steamship providing overnight cruises between the Hawaiian islands. American Hawaii also owns the Constitution steamship which will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel.

PRINCIPLES OF CONSOLIDATION
The accompanying Consolidated Financial Statements include the accounts of American Classic Voyages Co. ("AMCV") and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC"), and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The Company acquired an 80% interest in GHCL in August 1993 and subsequently in 1995 acquired the remaining 20% interest from minority interest shareholders as discussed further in Note 2. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

RESTRICTED SHORT-TERM INVESTMENTS
The Company's restricted short-term investments include two accounts which were set-up in connection with the U.S. Government guaranteed ship financing secured by the Company in 1995 and 1996. In 1995, restricted short-term investments included the balance of the escrow account, or $6.4 million, set-up as a result of the dispute with Newport News Shipbuilding and Dry Dock Company (the "Shipyard"). The dispute was settled in February 1996 and the escrow account was released to the Shipyard. As of December 31, 1996, the escrow account for remaining American Queen construction costs had a balance of $0.5 million and the six-month debt service deposit account related to the Independence had a balance of $2.2 million.

PROPERTY AND EQUIPMENT
Property and equipment primarily consists of vessels and leasehold improvements which are recorded at cost. Construction-in-progress represents expenditures for the vessels under construction, renovation, lay-up and/or drydock. In 1996, the Company reduced the cost of the Constitution to its salvage value as further discussed in Note 4 and removed the cost and related depreciation of the Hotel building and land upon the sale of the Hotel as discussed in Note 5. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets ranging from 3 to 40 years. Lay-up and drydock expenditures relating to vessel improvements or betterments are capitalized and depreciated over their estimated useful lives. In addition, lay-up and drydock expenditures relating to cleaning, repairs and maintenance are accrued evenly over the period to the next scheduled lay-up and/or drydock and are included in other accrued liabilities. Interest costs incurred during vessel construction periods were capitalized into the cost of the related vessels.

GOODWILL
In August 1993, the Company acquired substantially all the assets and certain liabilities of American Global Line Inc. (See Note 2.) The acquisition was accounted for as a purchase. In connection with this purchase, goodwill was recorded for the excess of purchase price over the fair value of the net assets acquired and is being amortized over its estimated useful life of 25 years using the straight-line method. Upon the finalization of purchase accounting, goodwill was decreased by approximately $5.0 million. Additionally, in 1995, goodwill was decreased by approximately $4.2 million due to the repurchase of equity from GHCL's minority interest shareholders for $0.1 million. In 1996, in connection with its decision not to return the Constitution to service, the Company wrote-off the remaining goodwill balance (see Note 4). Amortization expense for 1996, 1995 and 1994 was $52,000, $383,000 and $414,000,
respectively.

INCOME TAXES
In April 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", on a prospective basis. The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company accounted for income taxes pursuant to Accounting Principles Board Opinion ("APB") No. 11. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between carrying amounts and the tax bases of other assets and liabilities. The adoption of SFAS No. 109 did not have a material effect on the Company's net income or financial position.

REVENUE AND EXPENSE RECOGNITION
The Company generally receives passenger fares up to 60 days prior to the cruise date. Prepaid passenger fares are deferred and recognized as revenue during the associated cruise. The Company is self-insured in respect of guaranteeing the Company's passenger cruise deposits. Advertising costs are expensed as incurred and are included in selling expense.

EARNINGS PER SHARE INFORMATION
Earnings per share have been computed by dividing net earnings by the sum of the weighted average number of shares of common stock outstanding plus common share equivalents principally in the form of employee stock option awards.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include restricted short-term investments, accounts receivable, accounts payable, other accrued expenses and long-term debt. The fair values of all financial instruments were not materially different from their carrying or contract values.

ACCOUNTING STANDARDS ADOPTED
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", was adopted by the Company effective January 1, 1996. SFAS No. 121 establishes accounting standards for recognizing the impairment of long-lived assets, identifiable intangibles and goodwill, whether to be disposed of or to be held and used. In general, SFAS No. 121 requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. In 1996, the Company recognized a $38.4 million impairment write-down related to its decision not to return the Constitution to service as further discussed in
Note 4.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. The Company plans to continue its current accounting for employee stock-based compensation plans in accordance with APB No. 25, as permitted under SFAS No. 123. See Note 10 for the pro forma effect of the fair value accounting method.


NOTE 2. MINORITY INTEREST

In August 1993, the Company, through its then 80% owned subsidiary GHCL, acquired (the "Acquisition") the net assets and operations of American Global Line Inc. ("AGL") out of bankruptcy. Pursuant to the Acquisition and for its 80% interest in GHCL, the Company: (i) paid an aggregate of $2.5 million to the senior subordinated lenders of AGL and a former shareholder of AGL and (ii) contributed $30 million to GHCL to be used for capital expenditures and working capital requirements of GHCL. In addition, the Company assumed substantially all trade liabilities, accrued expenses and unearned passenger revenues of AGL aggregating $81.1 million. A significant portion of these liabilities were incurred prior to AGL's bankruptcy petition.

In December 1995, the minority interest in GHCL was redeemed through GHCL's purchase of 20% of the then outstanding shares for a purchase price of $0.1 million.


NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

                                  December 31,
                               ------------------
                                 1996      1995
                               ------------------
Vessels......................  $196,347  $218,994
Buildings....................     6,253    15,134
Land.........................        --     2,600
Construction-in-progress.....     1,446     3,173
Other........................     7,474    11,121
                               ------------------
                                211,520   251,022
Less accumulated depreciation   (44,637)  (39,063)
                               ------------------
                               $166,883  $211,959
                               ==================

The Company did not capitalize interest costs in 1996, as compared to 1995 when $2.2 million was capitalized.

Property and equipment includes the estimated salvage value for the Constitution of $2.5 million. The Constitution will not be returned to service and will remain in wet berth at a shipyard in Portland, Oregon while the Company explores various other options for the vessel (see Note 4 for further information).


NOTE 4. IMPAIRMENT WRITE-DOWN

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced on April 29, 1996 its decision not to renovate or return the Constitution to service. The Constitution was removed from service on June 27, 1995 and is currently in wet berth at a shipyard in Portland, Oregon. In the first quarter of 1996, in connection with the foregoing decision, the Company recognized an impairment write-down of $38.4 million, composed of (a) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (b) $2.3 million which represented the remaining goodwill balance from the GHCL acquisition. The Company reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of December 31, 1996, the balance of this reserve was $2.8 million.


NOTE 5. DISPOSITION OF ASSET

On October 16, 1996, the Company sold its subsidiary which owned the Hotel in New Orleans for $22.0 million in cash (the "Disposition"). In addition, the Company entered into a Profit Participation Agreement with the buyer which will provide for future payments of up to $2.0 million based on the future performance of the Hotel within the next seven years. The Company will also receive preferred rates at the Hotel for its passengers and employees who require lodging in New Orleans for the next two years. In return, the Company has agreed to provide the buyer a minimum of $0.6 million of this business in each of these years.

Upon the sale of the Hotel, the Company was required to pay down its then outstanding borrowings, which were $9.5 million under its credit agreement with a group of financial institutions with The Chase Manhattan Bank (formerly Chemical Bank), as agent (the "Credit Agreement"). The borrowing availability under the Credit Agreement was reduced from $25.0 million to $15.0 million and the Company will be required every calendar year to maintain a 30-day period during which the outstanding borrowings cannot exceed $7.5 million (see Note
6). The balance of the Hotel sale proceeds will be used for general corporate purposes.

The following pro forma financial information for the years ended December 31, 1996 and 1995 has been prepared as if the Disposition had occurred as of the beginning of each comparative period. In management's opinion, the pro forma financial information is not necessarily indicative of results that would have occurred had the Disposition taken place at the beginning of each period. Amounts in thousands, except per share amounts:


                     Unaudited Pro Forma
                   Years Ended December 31,
                   -----------------------
                      1996          1995
                   -----------------------
Revenues......     $ 186,096      $182,749
Operating loss       (31,841)      (17,091)
Net loss......       (17,940)       (3,435)
Loss per share     $   (1.30)     $  (0.25)

The pro forma financial information includes adjustments applied to the historical statements of income of the Company to give effect to the Disposition as if it occurred at the beginning of the respective period. Such adjustments include: (i) re-establishment of intercompany revenues and expenses between the Company and the Hotel previously eliminated in consolidation; (ii) decreased depreciation expense due to a lower capitalized interest balance as proceeds received from the Disposition were used to repay amounts outstanding on the Company's long-term credit facility, and therefore, less interest expense was incurred and subject to capitalization; (iii) decreased interest expense due to reduced borrowings under the Company's credit facility as a result of the proceeds received from the Disposition.


NOTE 6. LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                                              December 31,
                                                                                         1996            1995
                                                                                        -------        --------
U.S. Government Guaranteed Ship Financing Note, American Queen Series, floating
rate notes due semi-annually beginning February 24, 1996 through August 24, 2005...     $21,812        $ 24,236
U.S. Government Guaranteed Ship Financing Bond, American Queen Series, 7.68%
fixed rate, sinking fund bonds due semi-annually beginning February 24,
2006 through June 2, 2020..........................................................      36,353          36,353
U.S. Government Guaranteed Ship Financing Note, Independence Series A, floating
rate notes due semi-annually beginning June 7, 1996 through December 7, 2005.......      11,892          13,214
U.S. Government Guaranteed Ship Financing Bond, Independence Series A, 6.84%
fixed rate sinking fund bonds due semi-annually beginning June 7, 2006 through
December 7, 2015...................................................................      13,215          13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B,
floating rate notes due semi-annually beginning December 7, 1996 through
December 7, 2005...................................................................       3,186              --
U.S. Government Guaranteed Ship Financing Bond, Independence Series B, 7.46%
fixed rate sinking fund bonds due semi-annually beginning June 7, 2006 through
December 7, 2015...................................................................       3,540              --
Revolving credit facility .........................................................          --          20,000
                                                                                        -------        --------
                                                                                         89,998         107,018
Less current portion...............................................................       4,100           3,746
                                                                                        -------        --------
                                                                                        $85,898        $103,272
                                                                                        =======        ========

Required principal payments on long-term debt over the next five years are $4.1 million for each of the years from 1997 to 2001.

During 1995, subsidiaries of both DQSC and GHCL issued debt guaranteed by the U.S. Government through MARAD. On August 24, 1995, a subsidiary of DQSC (the "Issuer Subsidiary-AQ") issued bonds in the amount of $36.4 million with a 25-year life bearing interest at a fixed rate of 7.68%, and issued notes in the amount of $24.2 million maturing in ten years with a floating interest rate equal to London Interbank Offered Rate ("LIBOR") plus .25%. Interest and level principal payments are due semi-annually beginning with the first payment made on February 24, 1996. This debt is secured by a first mortgage on the American Queen and contains various covenants which, among other things, requires the compliance with certain financial ratios at the end of each year. In the event these ratios are not satisfied, the Issuer Subsidiary-AQ would be prohibited from making distributions of cash to DQSC. In addition, the Issuer Subsidiary-AQ would be required to set aside funds equal to one-year's debt service and make certain reserve fund deposits, calculated as a percentage of the Issuer Subsidiary-AQ net income. These deposits could only be released with the permission of the Secretary of Transportation. On December 7, 1995, a subsidiary of GHCL (the "Issuer Subsidiary-SSI") issued bonds in the amount of $13.2 million with a 20-year life bearing interest at a fixed rate of 6.84%, and issued notes in the amount of $13.2 million maturing in ten years with a floating interest rate equal to LIBOR plus .27%. Interest and level principal payments are due semi-annually beginning with the first payment made on June 7, 1996. This debt is secured by a first mortgage on the Independence and contains various covenants which, among other things, requires the compliance with certain financial ratios at the end of each year. In the event these ratios are not satisfied, the Issuer Subsidiary-SSI would be required to set aside funds equal to one-year's debt service.

On March 28, 1996, Issuer Subsidiary-SSI issued $6.9 million of debt guaranteed by the U.S. Government through MARAD. This debt is the second series ("Series B") of the $26.4 million issue that was completed on December 7, 1995 and therefore contains the same covenants and security as the original issue which was guaranteed by GHCL and secured by the first mortgage of the Independence. The Series B debt consists of $3.4 million of notes due December 7, 2005 with a floating interest rate equal to LIBOR plus .27% and $3.5 million of 7.46% fixed rate bonds due December 7, 2015. Interest payments on the notes and bonds, as well as principal payments on the notes, are payable semi-annually beginning with the first payment made on December 7, 1996. Principal payments on the bonds are payable semi-annually beginning June 7, 2006. In addition, these two series required Issuer Subsidiary-SSI to have $2.2 million on deposit, ($1.6 million was deposited on December 7, 1995 and $0.6 million with Series B) representing six months of debt service which will be released when either the Issuer Subsidiary-SSI or GHCL meets certain cash flow and debt to equity ratios. The debt service deposit is expected to be released to the Company in 1997 as GHCL has met the required cash flow and debt to equity ratios as of December 31, 1996.

The Company used a portion of the proceeds from the Series B financing to fund amounts owed to the Shipyard as part of the litigation settlement as discussed in Note 1. The remaining proceeds were used, in part, to pay down a portion of amounts outstanding under its revolving credit facility.

On April 22, 1996, the Company modified the total borrowing availability under its Credit Agreement. The Credit Agreement provides a revolving credit facility, subject to certain covenants, of up to $25.0 million with a final maturity on March 31, 1999. Upon the sale of the Hotel on October 16, 1996, the borrowing availability was reduced to $15.0 million and the Company will be required every calendar year to maintain a 30-day period during which the outstanding borrowings cannot exceed $7.5 million. Borrowings bear interest, at the option of the Company, equal to either (i) the greater of The Chase Manhattan Bank's prime rate or certain alternative base rates plus a margin ranging from 0% to 1.25%, or (ii) LIBOR plus a margin ranging from 1.0% to 2.25%. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

For the years ended December 31, 1996 and 1995, the weighted average interest rate on outstanding borrowings was approximately 7.0% and 7.3%, respectively. As of December 31, 1996, the Company was in compliance with all covenants under its various debt agreements.

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


NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. The Company currently leases approximately 37,000 square feet from a partnership controlled by an affiliated company, at an annual rate of approximately $167,000. In addition, the DQSC headquarters is maintained pursuant to an assignment from local authorities. The Company paid approximately $172,000 and $174,000 under this arrangement for the years ended December 31, 1996 and 1995, respectively. This arrangement may be terminated at any time by the local authorities upon determination that a superior maritime use is deemed to exist. Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $848,000, $854,000 and $1,082,000, respectively.

The future minimum lease commitments for the next five years under all noncancelable operating leases, including assignment payments, as of December 31, 1996 are $804,000, $579,000, $433,000, $422,000 and $425,000.

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the outcome of such litigation will not have a material effect on the results of operations or financial position of the Company as most is covered by insurance, net of a deductible.


NOTE 8. INCOME TAXES

As stated in Note 1, the Company adopted SFAS No. 109 effective April 1, 1993 without any material effect on net income or financial position. As such, all income tax information presented below for 1996, 1995 and 1994 has been prepared pursuant to the requirements of SFAS No. 109.

The provision for income taxes consisted of (in thousands):

                                     Years Ended December 31,
                                   ----------------------------
                                     1996      1995      1994
                                   ----------------------------
Current tax benefit:
Federal..........................  $     --  $     --  $     --
State............................      (458)       --        --
                                   ----------------------------
                                       (458)       --        --
                                   ----------------------------
Deferred tax (benefit) provision:
Federal..........................    (9,073)   (6,422)   (1,238)
State............................     1,232       114      (213)
                                   ----------------------------
                                     (7,841)   (6,308)   (1,451)
                                   ----------------------------
Total tax benefit................  $ (8,299) $ (6,308) $ (1,451)
                                   ============================

The (benefit) provision for income taxes differs from amounts computed by applying the U.S. statutory Federal income tax rate. The differences are summarized as follows (in thousands):

                                               Years Ended December 31,
                                             -----------------------------
                                               1996      1995      1994
                                             -----------------------------

                                                35%       35%       35%
                                             -----------------------------
Tax benefit at statutory rate..............  $ (9,076) $ (6,488) $ (1,318)
State income taxes (net of Federal benefit)       503        74      (139)
Non-deductible expenses....................       121       121        73
Other......................................       153       (15)      (67)
                                             -----------------------------
Total tax benefit..........................  $ (8,299) $ (6,308) $ (1,451)
                                             =============================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                           December 31,
                                         ---------------
Deferred tax assets:                      1996     1995
                                         ---------------
Insurance costs and reserves...........  $   681 $   442
Non-recurring executive compensation...      809   1,152
Benefit cost accruals..................      428     133
Alternative minimum tax
credit carryforwards...................    2,196   2,196
Drydock accruals.......................    1,482      --
Net operating loss carryforward........   15,202  14,025
Goodwill, due to basis differences.....    1,383      --
                                         ------- -------
Total deferred tax assets..............   22,181  17,948
                                         ------- -------
Deferred tax liabilities:
Capital construction fund..............    3,369   3,850
Property plant and equipment, due to
basis differences and depreciation, net    7,293   9,758
Other..................................      551      15
                                         ------- -------
Total deferred tax liabilities.........   11,213  13,623
                                         ------- -------
Net deferred tax asset.................  $10,968 $ 4,325
                                         ======= =======

At December 31, 1996, consolidated net operating losses of approximately $10.0 million, $30.0 million and $4.0 million expiring in 2009, 2010 and 2011, respectively, were available to offset future taxable income of the Company.

In 1993, the Company established a capital construction fund (the "CCF") pursuant to Section 607 of the Merchant Marine Act of 1936, into which it deposited approximately $12.0 million. This fund was primarily used to pay liabilities assumed in the Acquisition and allowed the Company to accelerate recognition of certain deductions for qualified capital expenditures for income tax purposes. As a result of the CCF, the Company has approximately a $2.2 million alternative minimum tax credit carryforward available with no expiration date.


NOTE 9. RELATED PARTY

Equity Group Investments, Inc. ("EGI") and its affiliates provided certain administrative support services for the Company, including but not limited to legal, accounting, tax and benefit services. In addition, as previously mentioned in Note 7, the Company leases office space from an affiliate of EGI. In the aggregate, the fees charged by EGI and its affiliates for such services and rent were approximately $1.5 million, $1.4 million and $2.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. These arrangements with EGI and its affiliates are subject to approval by a majority of the non-affiliated members of the Company's board of directors, and are conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

The largest stockholder of the Company's common stock was Equity-DQSB, Inc., a wholly owned subsidiary of EGI which owns approximately 51.2% of the Company's common stock.

See Note 7 and 10 for discussion on other related party transactions.


NOTE 10. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS
The Company's non-union employees are eligible to participate in the ADVANTAGE Retirement Savings Plan (as amended and restated October 1, 1987, "ADVANTAGE Plan"), a profit-sharing plan with a salary deferral feature that qualifies under Section 401 of the Internal Revenue Code of 1986, as amended. The ADVANTAGE Plan allows participants to defer a portion of their eligible compensation on a pre-tax basis. Participant contributions are 100% vested at the time the contribution is made. Effective January 1, 1994, matching contributions are made by the Company in an amount equal to 100% of the amount of a participant's contribution with a maximum of 4% of such participant's annual eligible wages, subject to Internal Revenue Service maximums. Prior to 1994, the matching contribution was 50%. In addition, the Company may make discretionary profit-sharing contributions which are allocated to eligible employees based on eligible compensation. Company contributions vest over a five-year period. Matching and profit-sharing contributions approximated $708,000, $401,000 and $321,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

The Company also contributes, under collective bargaining agreements, to funds designed to provide pension and health benefits for its union employees. The Company contributed $2,337,000, $2,312,000 and $2,291,000 to such plans for the years ended December 31, 1996, 1995 and 1994, respectively.

EMPLOYEE STOCK PURCHASE PLAN
The American Classic Voyages Co. 1995 Employee Stock Purchase Plan (the "ESP Plan") which commenced on July 1, 1995, allows eligible employees to purchase common stock of the Company, through payroll deductions, at a discounted price from the market price. The exercise price under the ESP Plan is deemed to be 85% of the lesser of the market value of the Company's common stock on the last business day of the offering period or the average market value during the offering period. There is a maximum of 500,000 shares authorized under the ESP Plan. There were 12,297 and 5,821 shares issued during 1996 and 1995, respectively, at an average price of $7.13 and $8.80 per share for 1996 and 1995, respectively. At December 31, 1996 and 1995, approximately 482,000 and 494,000 shares were available for offering under the ESP Plan, respectively.

STOCK OPTION PLANS
The Company granted, as of January 1, 1992, fully vested options to Messrs. S. Cody Engle, Patrick Fahey and Jeffrey D. Krida, the Company's then senior executive officers, to purchase up to 205,125 shares, 51,282 shares, and 153,846 shares of common stock, respectively, in lieu of bonus payments (the "Executive Stock Option Plan"). These options are exercisable, in whole or in part, at any time prior to January 2, 2002, at an exercise price of $3.25 per share. The Company recorded $4.0 million in the third quarter of fiscal 1992 as non-recurring executive compensation related to the above-mentioned options.

The Company adopted the 1992 Stock Option Plan effective January 2, 1992 (the "1992 Plan"). Pursuant to the 1992 Plan, certain officers, directors, key employees, and consultants will be offered the opportunity to acquire shares of the Company's common stock via stock option grants. In addition, the 1992 Plan provides for the granting of stock appreciation rights ("SARs"). The exercise price of options granted under the 1992 Plan cannot be less than the fair market value of the Company's common stock at the date of grant. As of December 31, 1996, 1,988,195 shares of the Company's common stock have been reserved for issuance under the 1992 Plan. Options granted under the 1992 Plan generally vest over a three-year period and expire 10 years from the date of grant. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $3.48 and $3.39 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: expected volatility of 50% and 47%, risk-free interest rates of 6.0% and 6.3%; expected lives of three years and dividend yield of 0% for both years.

In 1995, under the terms of the 1992 Plan, the Company granted SARs to key employees. All of the SARs were canceled in 1996.

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement has been applied.

The Company applies APB No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


In thousands, except per share amounts      1996       1995
                                          --------   --------
Net loss             As reported          $(17,636)  $(9,671)
                     Pro forma             (18,033)   (9,766)
Loss per share       As reported          $  (1.28)  $ (0.70)
                     Pro forma               (1.31)    (0.71)

Pro forma net loss and loss per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period which is generally three years and compensation cost for options granted prior to January 1, 1995 is not considered.

The table below summarizes the activity for 1994, 1995 and 1996:


                              Executive Stock                          Weighted-Average
                                Option Plan          1992 Plan          Exercise Price
                              ---------------  ----------------------  ----------------
                                  Shares         Shares      Shares
                                Subject to     Subject to  Subject to
                                  Options       Options       SARs
                              ---------------  ----------  ----------
Balance at December 31, 1993          360,253     989,410          --        $13.02
Options granted.............               --     229,500          --         18.88
Options canceled............               --      (4,417)         --         15.93
Options exercised...........          (36,282)       (500)         --          3.39
                              ---------------  ----------  ----------
Balance at December 31, 1994          323,971   1,213,993          --         14.11
Options granted.............               --     245,000     280,000         11.11
Options canceled............               --    (279,583)         --         15.34
                              ---------------  ----------  ----------
Balance at December 31, 1995          323,971   1,179,410     280,000         13.04
                              ---------------  ----------  ----------
Options granted.............               --     895,680          --          9.50
Options canceled............               --    (582,668)   (280,000)        15.36
Options exercised...........          (85,840)         --          --          3.25
                              ---------------  ----------  ----------
Balance at December 31, 1996          238,131   1,492,422          --         10.54
                              ===============  ==========  ==========

The following table summarizes information about options outstanding at December 31, 1996:


                             Options Outstanding                   Options Exercisable
                ---------------------------------------------  ---------------------------
                             Weighted-Average    Weighted-                    Weighted-
   Range of     Outstanding     Remaining         Average      Exercisable     Average
Exercise Price  at 12/31/96  Contractual Life  Exercise Price  at 12/31/96  Exercise Price
--------------  -----------  ----------------  --------------  -----------  --------------
     $3.25          238,131                 5          $ 3.25      238,131          $ 3.25
  7.97 - 9.98       562,680                10            8.99       38,333            8.14
 10.25 - 15.00      631,017                 9           11.50      267,684           12.08
 15.32 - 20.00      298,725                 7           17.22      282,058           17.33
--------------  -----------  ----------------  --------------  -----------  --------------
$3.25 - $20.00    1,730,553                 8          $10.54      826,206          $11.14
==============  ===========  ================  ==============  ===========  ==============

NOTE 11. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized unaudited quarterly results of operations for 1996 and 1995 are as follows:


Year Ended December 31, 1996
(Amounts in thousands, except per share data)
                                               March 31,  June 30,  September 30,  December 31,
                                                 1996       1996        1996           1996
                                               ------------------------------------------------
Revenues.....................................    $41,945   $49,305        $50,059       $50,233
Gross profit.................................     13,556    17,721         17,950        18,636
Operating (loss) income......................    (41,784)    2,323          4,834         4,162
Pre-tax (loss) income........................    (43,668)      329          3,029        14,375
Net (loss) income............................    (43,271)      381          2,851        22,403(a)
(Loss) earnings per share....................      (3.14)     0.03           0.21          1.62
Year Ended December 31, 1995
(Amounts in thousands, except per share data)  March 31,  June 30,  September 30,  December 31,
                                                 1995       1995        1995           1995
                                               ------------------------------------------------
Revenues.....................................    $44,253   $45,731        $51,964       $47,873
Gross profit.................................      7,941     9,366         18,662        15,926
Operating (loss) income......................     (7,599)  (12,092)         4,185           971
Pre-tax (loss) income before
minority interest............................     (7,347)  (12,136)         1,754          (808)
Net (loss) income............................     (4,037)   (7,484)         1,653           197
(Loss) earnings per share....................      (0.29)    (0.55)          0.12          0.01

The sum of quarterly (loss) earnings per common share may differ from full-year amounts due to changes in the number of shares outstanding during the year.


(a) Includes a year-to-date tax adjustment of the federal tax benefit related to the first quarter impairment write-down.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                               December 31,
                                            -----------------
                                              1996     1995
                                            -----------------
ASSETS
Cash and cash equivalents.................  $  1,945  $   407
Prepaid expenses and other current assets.       219       91
Property and equipment, net...............     1,920       43
Investment in and advances to subsidiaries    57,403   78,958
                                            -----------------
                                            $ 61,487  $79,499
                                            =================
LIABILITIES
Other liabilities.........................  $  6,505  $ 8,086
                                            -----------------
STOCKHOLDERS' EQUITY
Common stock..............................       139      138
Paid-in capital...........................    75,252   74,048
Accumulated deficit.......................   (20,409)  (2,773)
                                            -----------------
Total stockholders' equity................    54,982   71,413
                                            -----------------
                                            $ 61,487  $79,499
                                            =================

           See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)




                                    Years Ended December 31,
                                  -----------------------------
                                    1996       1995      1994
                                  -----------------------------
Miscellaneous revenues..........  $      16  $  4,492   $   475
Depreciation expense............       (793)       --        --
Income tax benefit (expense)....        295    (1,752)     (182)
Equity in losses of subsidiaries    (17,154)  (12,411)   (1,276)
                                  -----------------------------
Net loss........................  $ (17,636) $ (9,671)  $  (983)
                                  =============================

           See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I

                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                       Years Ended December 31,
                                                     -----------------------------
                                                       1996       1995      1994
                                                     -----------------------------
OPERATING ACTIVITIES
Net loss...........................................  $ (17,636)  $(9,671) $   (983)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation.......................................        793        --        --
Equity in earnings of subsidiaries, net............     17,154    12,411     1,276
Dividends received from subsidiaries...............         --     1,100        --
Decrease (increase) in advances to subsidiaries....      1,817    (5,594)  (17,295)
Prepaid expenses and other.........................       (128)      (91)       --
(Decrease) increase in other liabilities...........       (743)    2,870       788
                                                     -----------------------------
Net cash provided by (used in) operating activities      1,257     1,025   (16,214)
                                                     -----------------------------
INVESTING ACTIVITIES
Investment in subsidiaries.........................         --        --   (15,000)
Capital expenditures...............................        (87)      (43)       --
                                                     -----------------------------
Net cash used in investing activities..............        (87)      (43)  (15,000)
                                                     -----------------------------
FINANCING ACTIVITIES
Issuance of common stock...........................        368        80       148
Dividends..........................................         --    (1,101)   (2,199)
                                                     -----------------------------
Net cash provided by (used in) financing activities        368    (1,021)   (2,051)
                                                     -----------------------------
Increase (decrease) in cash and cash equivalents...      1,538       (39)  (33,265)
Cash and cash equivalents, beginning of period.....        407       446    33,711
                                                     -----------------------------
Cash and cash equivalents, end of period...........  $   1,945   $   407  $    446
                                                     =============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash refunded during the period for:
Income taxes.......................................  $      --   $   633  $     --
Non-cash investing activities:
Conversion of advances to subsidiaries into
investment in subsidiaries.........................  $  30,000   $14,000  $     --

           See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I
                          AMERICAN CLASSIC VOYAGES CO.
  NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) -
                                 (CONTINUED)



BASIS OF PRESENTATION

In May 1994, the stockholders of The Delta Queen Steamboat Co. approved a change to the company's name to American Classic Voyages Co. (along with its subsidiaries, the "Company"). In connection with the name change, DQSC-2, Inc., a subsidiary of the Company, adopted the name "The Delta Queen Steamboat Co." ("DQSC").

The Condensed Financial Information of American Classic Voyages Co. ("AMCV") has been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1996, 1995 and 1994 included herein this Form 10-K. The balance sheets as of December 31, 1996 and 1995, respectively, and the related statements of income and cash flows have been prepared on an unconsolidated basis. AMCV's investment in its subsidiaries is recorded on the equity basis. In March 1992, AMCV completed the sale of 4,140,000 shares of common stock at an initial public offering price of $13.50 per share. In December 1993, AMCV sold an aggregate of 2,760,000 shares of its $0.01 par value common stock at a public offering price of $16.00 per share.


DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to AMCV by its consolidated subsidiaries were as follows (in millions):


                                        Years Ended December 31,
                                      ---------------------------
                                        1996      1995      1994
                                      ---------------------------
Dividends received from subsidiaries     $  --    $  1.1  $  --
                                      ===========================

COMMITMENTS

AMCV has guaranteed the credit agreement between one of its subsidiaries and a group of financial institutions which provides for a borrowing facility to such subsidiary for general corporate purposes. For information related to this credit agreement, see Note 6 of "Notes to Consolidated Financial Statements" included herein this Form 10-K.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. The FMC has recently reviewed its standards and in June 1996 issued proposed regulations to increase the financial responsibility requirements. The Company filed its position on the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) -
                                 (CONTINUED)



INCOME TAXES - (Continued)


AMCV has also entered into tax sharing agreements with its subsidiaries which require each subsidiary to compute its Federal income tax liability on a separate company basis and to pay amounts so computed to AMCV. Amounts AMCV remitted to and received from subsidiaries under the subsidiary tax sharing agreements were as follows (in millions):


                                              Years Ended December 31,
                                            ----------------------------
                                              1996      1995      1994
                                            ----------------------------
Tax sharing received from the subsidiaries  $     --    $  3.4  $     --
Tax sharing paid to the subsidiaries......        --      (3.3)       --
                                            ----------------------------
Net cash retained by AMCV.................  $     --    $  0.1  $     --
                                            ============================

In 1993, AMCV established a capital construction fund ("CCF") pursuant to section 607 of the Merchant Marine Act of 1936. The CCF allows AMCV to accelerate recognition of Federal income tax deductions for capital expenditures related to the American Hawaii vessels. A substantial portion of the income generated by AMCV is eligible for deposit into the CCF; however, expenditures for the vessels of DQSC are not qualified for this tax treatment. As such, on a consolidated tax return basis, AMCV was able to obtain the accelerated deduction treatment on a substantial portion of its taxable income.

                          AMERICAN CLASSIC VOYAGES CO.
                               INDEX TO EXHIBITS


EXHIBIT NUMBER  DESCRIPTION

**2.(d)(1)      Purchase Agreement among Blackland Vistas, Inc. and Great AQ
                Steamboat Co. as seller and Thayer Hotel Investments L.P. as purchaser (filed as Exhibit 2. to the Company's Form 8-K dated
                August 22, 1996 and incorporated herein by reference).

**2.(d)(2)      Profit Participation Agreement made as of October 16, 1996 by and between THI FQ L.P. and Great AQ Steamboat Co. (filed as
                Exhibit 2.(d)(1) to the Company's Form 8-K dated October 31,
                1996 and incorporated herein by reference).

**2.(d)(3)      Preferred Provider Agreement executed as of October 16, 1996 by
                The Delta Queen Steamboat Co. and THI FQ L.P. (filed as Exhibit
                2.(d)(2) to the Company's Form 8-K dated October 31, 1996 and incorporated herein by reference).

**3.(i) Amended and Restated Certificate of Incorporation of the Company (filed on January 17, 1992 as Exhibit 3.(a) to the Company's Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**3.(ii) By-Laws of the Company (filed on March 31, 1995 as Exhibit 3.(ii) to the Company's Form 10-K dated December 31, 1994 and incorporated herein by reference).

**4.(i) Proof of Common Stock Certificate (filed on February 14, 1992 as Exhibit 4.(i) to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**4.(ii)(a)(4)  Stock Pledge Agreement dated as of August 3, 1993, by and between the Company and Chemical Bank, as agent for the Lenders (the "Agent") (filed on September 17, 1993 as Exhibit 4.(ii)(a)(9) to the Company's Registration Statement on Form S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(5)  Stock Pledge Agreement dated as of August 3, 1993, by and between The Delta Queen Steamboat Co. and the Agent (filed on September 17, 1993 as Exhibit 4.(ii)(a)(10) to the Company's Registration Statement on Form S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(6)  Guaranty dated as of August 3, 1993, made by the Company,
                Creative Endeavors, Inc., Delta Queen Steamboat Development, Inc., Cruise America Travel, Incorporated, Great River Cruise Line, Inc., Great Ocean Cruise Line, Inc., Great River Transportation Co. and Blackland Vistas, Inc., in favor of the Lenders and the Agent (filed on September 17, 1993 as Exhibit 4.(ii)(a)(11) to the Company's Registration Statement on Form S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(7)  Security Agreement dated as of March 31, 1995, by and between the Company and the Agent (filed on May 15, 1995 as Exhibit 4.(ii)(a)(12) to the Company's Form 10-Q dated March 31, 1995 and incorporated herein by reference).

                The following entities have entered into a security agreement with the Agent which is substantially identical in all material respects to the Security Agreement filed as Exhibit 4.(ii)(a)(12) to the Company's Form 10-Q dated March 31, 1995:


                (i)    The Delta Queen Steamboat Co.;
                (ii)   Blackland Vistas, Inc.;
                (iii)  Creative Endeavors, Inc.;
                (iv)   Delta Queen Steamboat Development, Inc.;
                (v)    Great River Transportation Co.;
                (vi)   Great Ocean Cruise Line, Inc.;
                (vii)  Cruise America Travel, Incorporated;
                (viii) Great River Cruise Line, Inc.; and
                (ix)   AMCV Development Corp.

**4.(ii)(a)(8)   Preferred Ship Mortgage dated August 3, 1993, executed by
                 Great River Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $65,000,000
                 (filed on September 17, 1993 as Exhibit 4.(ii)(a)(13) to the
                 Company's Registration Statement on Form S-1 (Registration No.
                 33-68996) and incorporated herein by reference).

**4.(ii)(a)(9)   Preferred Ship Mortgage dated August 3, 1993, executed by
                 Great Ocean Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $65,000,000
                 (filed on September 17, 1993 as Exhibit 4.(ii)(a)(14) to the
                 Company's Registration Statement on Form S-1 (Registration No.
                 33-68996) and incorporated herein by reference).

**4.(ii)(a)(12)  Multiple Indebtedness Mortgage, Pledge and Assignment of
                 Leases and Proceeds and Security Agreement dated August 3, 1993, made by Blackland Vistas, Inc. in favor of the Agent (filed on September 17, 1993 as Exhibit 4.(ii)(a)(17) to the Company's Registration Statement on Form S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(13)  Master Amendment to the Collateral Documents dated March 31,
                 1995, executed by the Delta Queen Steamboat Co., the Company, Creative Endeavors, Inc., Cruise America Travel, Incorporated, Great River Transportation Co., Delta Queen Steamboat Development, Inc., Great River Cruise Line, Inc., Great Ocean Cruise Line, Inc., Blackland Vistas, Inc., Great Hawaiian Cruise Line, Inc., and AMCV Development Corp. and the Agent for the benefit of the Agent and the Lenders in connection with the Amended and Restated Credit Agreement dated March 31, 1995 (filed on May 15, 1995 as Exhibit 4.(ii)(a)(19) to the Company's Form 10-Q dated March 31, 1995 and incorporated herein by reference).

**4.(ii)(a)(14)  Amendment to Preferred Ship Mortgage dated March 31, 1995 executed by Great River Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $80,000,000 (filed on May 15, 1995 as Exhibit 4.(ii)(a)(20)
                 to the Company's Form 10-Q dated March 31, 1995 and incorporated herein by reference).

**4.(ii)(a)(15)  Amendment to Preferred Ship Mortgage dated March 31, 1995 executed by Great Ocean Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $80,000,000 (filed on May 15, 1995 as Exhibit 4.(ii)(a)(21)
                 to the Company's Form 10-Q dated March 31, 1995 and incorporated herein by reference).

**4.(ii)(a)(16)  Third Amended and Restated Credit Agreement dated as of April
                 22, 1996, among The Delta Queen Steamboat Co., as Borrower, and the Company, as Parent, the financial institutions from time to time a party hereto (collectively, the "Lenders") and Chemical Bank, as the Lenders' agent ("Agent") and Hibernia Bank as Co-Agent (filed on May 15, 1996 as Exhibit 4.(ii)(a)(16) to the Company's Form 10-Q dated March 31, 1996 and incorporated herein by reference).

**4.(ii)(a)(19)  $11,000,000.00 Third Amended and Restated Revolving Loan Note
                 dated April 22, 1996, by and between The Delta Queen Steamboat Co. and Chemical Bank (filed on May 15, 1996 as Exhibit 4.(ii)(19) to the Company's Form 10-Q dated March 31, 1996 and incorporated herein by reference).

                 The following Third Amended and Restated Loan Notes, each dated April 22, 1996 and executed by The Delta Queen Steamboat Co., as Borrower, are substantially identical in all material respects to the Third Amended and Restated Revolving Loan Note filed as Exhibit 4.(ii)(a)(3), except as to the named Lender and the stated amount, which are set forth below:

                        LENDER                          AMOUNT
                        ------                          ------
                        Hibernia National Bank          $10,000,000.00
                        Deposit Guaranty National Bank  $ 4,000,000.00


**4.(ii)(a)(20)  Second Master Amendment to the Collateral Documents dated
                 August 31, 1995, executed by The Delta Queen Steamboat Co., the Company, Creative Endeavors, Inc., Cruise America Travel, Incorporated, Great River Transportation Co., Great River Cruise Line, Inc., Great Ocean Cruise Line, Inc., and Blackland Vistas, Inc., and the Agent for the benefit of the Agent and the Lenders in connection with the Amended and Restated Credit Agreement dated March 31, 1995 (filed on November 14, 1995 as Exhibit 4.(ii)(a)(20) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(a)(21)    Second Amendment to Preferred Ship Mortgage dated August 31,
                   1995 executed by Great River Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $40,000,000.00 (filed on November 14, 1995 as
                   Exhibit 4.(ii)(a)(21) to the Company's Form 10-Q dated
                   September 30, 1995 and incorporated herein by reference).

**4.(ii)(a)(22)    Second Amendment to Preferred Ship Mortgage dated August 31,
                   1995 executed by Great Ocean Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $40,000,000.00 (filed on November 14, 1995 as
                   Exhibit 4.(ii)(a)(22) to the Company's Form 10-Q dated
                   September 30, 1995 and incorporated herein by reference).

**4.(ii)(a)(23)    Third Master Amendment to the Collateral Documents dated
                   April 22, 1996, executed by The Delta Queen Steamboat Co., the Company, Cruise America Travel, Incorporated, Great
                   River Transportation Co., Great River Cruise Line, Inc.,
                   Great Ocean Cruise Line, Inc., and Blackland Vistas, Inc., and the Agent for the benefit of the Agent and the Lenders in connection with the Amended and Restated Credit Agreement dated March 31, 1995 (filed on May 15, 1996 as Exhibit
                   4.(ii)(a)(23) to the Company's Form 10-Q dated March 31,
                   1996 and incorporated herein by reference).

**4.(ii)(a)(24)    Third Amendment to Preferred Ship Mortgage dated April 22,
                   1996 executed by Great River Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $25,000,000.00 (filed on May 15, 1996 as Exhibit
                   4.(ii)(a)(24) to the Company's Form 10-Q dated March 31,
                   1996 and incorporated herein by reference).

**4.(ii)(a)(25)    Third Amendment to Preferred Ship Mortgage dated April 22,
                   1996 executed by Great Ocean Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $25,000,000.00 (filed on May 15, 1996 as Exhibit
                   4.(ii)(a)(25) to the Company's Form 10-Q dated March 31,
                   1996 and incorporated herein by reference).

**4.(ii)(a)(26)    Acknowledgment of Trust Indenture dated as of April 22, 1996 entered into by and among Great River Cruise Line, Inc. and Chemical Bank as Agent for the Lenders (filed as Exhibit
                   4.(ii)(a)(26) to the Company's Form 10-Q dated June 30, 1996 and incorporated herein by reference).

**4.(ii)(a)(27)    Acknowledgment of Trust Indenture dated as of April 22, 1996 entered into by and among Great Ocean Cruise Line, Inc. and Chemical Bank as Agent for the Lenders (filed as Exhibit
                   4.(ii)(a)(27) to the Company's Form 10-Q dated June 30, 1996 and incorporated herein by reference).

**4.(ii)(c)(1)     Commitment to Guaranty Obligations by the United States of
                   America accepted by Great AQ Steamboat Co. dated as of August 24, 1995 (filed on November 14, 1995 as Exhibit
                   4.(ii)(c)(1) to the Company's Form 10-Q dated September 30,
                   1995 and incorporated herein by reference).

**4.(ii)(c)(2)     Great AQ Steamboat Co. United States Government Guaranteed
                   Ship Financing Obligations, American Queen Series Purchase
                   Agreement dated August 24, 1995 (filed on November 14, 1995 as Exhibit 4.(ii)(c)(2) to the Company's Form 10-Q dated
                   September 30, 1995 and incorporated herein by reference).

**4.(ii)(c)(3)     Trust Indenture relating to United States Government
                   Guaranteed Ship Financing Obligations, American Queen
                   Series, between Great AQ Steamboat Co. and the Bank of New
                   York, dated as of August 24, 1995 (the "Trust Indenture") along with Schedule A and Exhibit 1 (filed on November 14,
                   1995 as Exhibit 4.(ii)(c)(3) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

  **4.(ii)(c)(4)   Form of 2005 Note, Guarantee and Trustee's Authentication
                   Certificate Specimen Note as it relates to the United States
                   Government Guaranteed Ship Financing Obligation, American
                   Queen Series (filed on November 14, 1995 as Exhibit
                   4.(ii)(c)(4) to the Company's Form 10-Q dated September 30,
                   1995 and incorporated herein by reference).

  **4.(ii)(c)(5)   Form of 2020 Bond, Guarantee and Trustee's Authentication
                   Certificate Specimen Bond as it relates to United States
                   Government Guaranteed Ship Financing Bond, American Queen
                   Series (filed on November 14, 1995 as Exhibit 4.(ii)(c)(5) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

  **4.(ii)(c)(6)   Authorization Agreement between the United States of America as represented by the Secretary of Transportation and the Bank of New York as Indenture Trustee under the Trust
                   Indenture between it and Great AQ Steamboat Co. dated as of August 24, 1995 (filed on November 14, 1995 as Exhibit
                   4.(ii)(c)(6) to the Company's Form 10-Q dated September 30,
                   1995 and incorporated herein by reference).

**4.(ii)(c)(7)     Security Agreement relating to the United States Government
                   Guaranteed Ship Financing Obligation between Great AQ
                   Steamboat Co. and the United States of America dated as of August 24, 1995 (the "Security Agreement") along with
                   Exhibit 1 and the Schedule of Definitions (filed on November
                   14, 1995 as Exhibit 4.(ii)(c)(7) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

  **4.(ii)(c)(8)   $60,589,000 Promissory Note dated August 24, 1995 by and
                   between Great AQ Steamboat Co. and the United States of
                   America (filed on November 14, 1995 as Exhibit 4.(ii)(c)(8) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

  **4.(ii)(c)(9)   Title XI Reserve Fund and Financial Agreement among Great AQ
                   Steamboat Co. and the United States of America dated as of August 24, 1995 along with the General Provisions (filed on
                   November 14, 1995 as Exhibit 4.(ii)(c)(9) to the Company's
                   Form 10-Q dated September 30, 1995 and incorporated herein by reference).

  **4.(ii)(c)(10)  Guaranty Agreement dated August 24, 1995 made by the Delta
                   Queen Steamboat Co. in favor of the United States of America (filed on November 14, 1995 as Exhibit 4.(ii)(c)(10) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(d)(1)     Commitment to Guaranty Obligations by the United States of
                   America Accepted by Great Independence Ship Co. dated as of
                   December 7, 1995 (filed on April 1, 1996 as Exhibit
                   4.(ii)(d)(1) to the Company's Form 10-K dated December 31,
                   1995).

**4.(ii)(d)(2)     Great Independence Ship Co. United States Government
                   Guaranteed Ship Financing Obligations, Independence Series A
                   Purchase Agreement dated December 7, 1995 (filed on April 1,
                   1996 as Exhibit 4.(ii)(d)(2) to the Company's Form 10-K dated December 31, 1995).

**4.(ii)(d)(3)     Trust Indenture relating to United States Government
                   Guaranteed Ship Financing Obligations, Independence Series
                   A, between Great Independence Ship Co. and the Bank of New
                   York, dated as of December 7, 1995 (the "Trust Indenture") along with Schedule A and Exhibit 1 (filed on April 1, 1996 as Exhibit 4.(ii)(d)(3) to the Company's Form 10-K dated
                   December 31, 1995).

**4.(ii)(d)(4)     Forms of 2005 Note, Guarantee and Trustee's Authentication
                   Certificate Specimen Note as it relates to the United States
                   Government Guaranteed Ship Financing Obligation,
                   Independence Series A (filed on April 1, 1996 as Exhibit
                   4.(ii)(d)(4) to the Company's Form 10-K dated December 31,
                   1995).

**4.(ii)(d)(5)     Forms of 2015 Bond, Guarantee and Trustee's Authentication
                   Certificate Specimen Bond as it relates to United States
                   Government Guaranteed Ship Financing Bond, Independence
                   Series A (filed on April 1, 1996 as Exhibit 4.(ii)(d)(5) to the Company's Form 10-K dated December 31, 1995).

**4.(ii)(d)(6)     Authorization Agreement between the United States of America represented by the Secretary of Transportation and the Bank of New York as Indenture Trustee under the Trust Indenture between it and Great Independence Ship Co. dated as of December 7, 1995 (filed on April 1, 1996 as Exhibit
                   4.(ii)(d)(6) to the Company's Form 10-K dated December 31,
                   1995).

**4.(ii)(d)(7)     Security Agreement relating to the United States Government
                   Guaranteed Ship Financing Obligation between Great
                   Independence Ship Co. and the United States of America dated as of December 7, 1995 (the "Security Agreement") along with
                   Exhibit 1 and the Schedule of Definitions (filed on April 1,
                   1996 as Exhibit 4.(ii)(d)(7) to the Company's Form 10-K dated December 31, 1995).

**4.(ii)(d)(8)     $26,429,000 Promissory Note dated December 7, 1995 by and
                   between Great Independence Ship Co. and the United States of
                   America (filed on April 1, 1996 as Exhibit 4.(ii)(d)(8) to the Company's Form 10-K dated December 31, 1995).

**4.(ii)(d)(9)     Title XI Reserve Fund and Financial Agreement between Great
                   Independence Ship Co. and the United States of America dated as of December 7, 1995 along with the General Provisions
                   (filed on April 1, 1996 as Exhibit 4.(ii)(d)(9) to the
                   Company's Form 10-K dated December 31, 1995).

**4.(ii)(d)(10)    Guaranty and Security Agreement dated December 7, 1995 made by the Great Independence Ship Co., Great Hawaiian Cruise
                   Line, Inc. and Great Hawaiian Properties Corporation in favor of the United States of America (filed on April 1,
                   1996 as Exhibit 4.(ii)(d)(10) to the Company's Form 10-K dated December 31, 1995).

**4.(ii)(d)(11)    Amendment to Commitment to Guarantee Obligations by the
                   United States of America Accepted by Great Independence Ship
                   Co. dated as of March 28, 1996 (filed on May 15, 1996 as
                   Exhibit 4.(ii)(d)(11) to the Company's Form 10-Q dated March
                   31, 1996).

**4.(ii)(d)(12)    Great Independence Ship Co. United Stated Government
                   Guaranteed Ship Financing Obligations, Independence Series B
                   Purchase Agreement dated March 28, 1996 (filed on May 15,
                   1996 as Exhibit 4.(ii)(d)(12) to the Company's Form 10-Q dated March 31, 1996).

**4.(ii)(d)(13)    Supplemental Indenture No. 1 relating to United States
                   Government Guaranteed Ship Financing Obligations,
                   Independence Series B, between Great Independence Ship Co.
                   and the Bank of New York, dated as of March 28, 1996 (filed on May 15, 1996 as Exhibit 4.(ii)(d)(13) to the Company's
                   Form 10-Q dated March 31, 1996).

**4.(ii)(d)(14)    Form of 2005 Note, Guarantee and Trustee's Authentication
                   Certificate Specimen Note as it relates to the United States
                   Government Guaranteed Ship Financing Obligation,
                   Independence Series B (filed on May 15, 1996 as Exhibit
                   4.(ii)(d)(14) to the Company's Form 10-Q dated March 31,
                   1996).

**4.(ii)(d)(15)    Form of 2015 Bond, Guarantee and Trustee's Authentication
                   Certificate Specimen Bond as it relates to United States
                   Government Guaranteed Ship Financing Bond, Independence
                   Series B (filed on May 15, 1996 as Exhibit 4.(ii)(d)(15) to the Company's Form 10-Q dated March 31, 1996).

**4.(ii)(d)(16)    Amendment No. 1 to Authorization Agreement between the
                   United States of America represented by the Secretary of Transportation and the Bank of New York as Indenture Trustee under the Trust Indenture between it and Great Independence
                   Ship Co. dated as of March 28, 1996 (filed on May 15, 1996 as Exhibit 4.(ii)(d)(16) to the Company's Form 10-Q dated
                   March 31, 1996).

**4.(ii)(d)(17)    Amendment No. 1 to Security Agreement relating to the United
                   States Government Guaranteed Ship Financing Obligation between Great Independence Ship Co. and the United States of
                   America dated as of March 28, 1996 (the "Security
                   Agreement") (filed on May 15, 1996 as Exhibit 4.(ii)(d)(17) to the Company's Form 10-Q dated March 31, 1996).

**4.(ii)(d)(18)    Endorsement to $6,903,000 Promissory Note dated March 28,
                   1996 by and between Great Independence Ship Co. and the United States of America (filed on May 15, 1996 as Exhibit
                   4.(ii)(d)(18) to the Company's Form 10-Q dated March 31,
                   1996).

**4.(ii)(d)(19)    Amendment No. 1 to Title XI Reserve Fund and Financial
                   Agreement between Great AQ Steamboat Co. and the United
                   States of America effective as of January 1, 1996 (filed on
                   August 14, 1996 as Exhibit 4.(ii)(d)(19) to the Company's
                   Form 10-Q dated June 30, 1996).


 9.                Not applicable.


**10.(i)(a)(1)     Tax Sharing Agreement dated August 3, 1993 by and between the
                   Company and Great Hawaiian Cruise Line, Inc. (filed on
                   September 17, 1993 as Exhibit 10.(i)(a)(1) to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   33-68996) and incorporated herein by reference).

**10.(i)(a)(2)     Tax Sharing Agreement dated August 3, 1993 by and between the
                   Company and The Delta Queen Steamboat Co. (filed on
                   September 17, 1993 as Exhibit 10.(i)(a)(2) to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   33-68996) and incorporated herein by reference).

**10.(i)(a)(3)     Tax Sharing Agreement dated August 3, 1993 by and among the
                   Company, The Delta Queen Steamboat Co., and Creative
                   Endeavors, Inc. (filed on September 17, 1993 as Exhibit
                   10.(i)(a)(3) to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-68996) and incorporated herein by reference).


                   The following entities have entered into a Tax Sharing Agreement with the Company and The Delta Queen Steamboat Co., which is substantially identical in all material respects to the Tax Sharing Agreement filed hereunder as
                   Exhibit 10.(i)(a)(3):

                   (i)   Delta Queen Steamboat Development, Inc.;
                   (ii)  Great River Transportation Co.;
                   (iii) Great River Cruise Line, Inc.;
                   (iv)  Great Ocean Cruise Line, Inc.; and
                   (v)   Cruise America Travel, Inc.


**10.(ii)(A)(1)    Administrative Services Agreement by and between the Company and Equity Group Investments, Inc. (filed on March 2, 1993 as Exhibit 10.(i)(A) to Amendment No. 3 to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   33-45139) and incorporated herein by reference).

**10.(ii)(B)(1)    Contract Air/Sea Fare and Marketing Agreement dated as of
                   January 21, 1994 among American Airlines, Inc. and Great
                   Hawaiian Properties Corporation, d.b.a. American Hawaii
                   Cruises (filed as Exhibit 10.(ii)(B)(1) to the Company's
                   Form 10-K dated March 31, 1994 and incorporated herein by reference).

**10.(ii)(D)(2)    Preferential Assignment Agreement dated September 27, 1984, by and between the Board of Commissioners of the Port of New
                   Orleans and the Company, including Assignment thereof and Amendments thereto (filed on January 17, 1992 as Exhibit
                   10.(ii)(D)(2) to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(ii)(D)(3)    Lease by and between Equity Office Properties, Inc. as agent for Beneficial Owner and Great Hawaiian Properties
                   Corporation dated May 30, 1995 (filed on April 1, 1996 as
                   Exhibit 10.(ii)(D)(3) to the Company's Form 10-K dated
                   December 31, 1995).

**10.(ii)(D)(6)    Lease dated May 31, 1993 by and between Hawaii Press
                   Newspapers, Inc. and American Global Line, Inc. for the property located at 2100 North Nimitz, Honolulu, Hawaii
                   (filed on September 17, 1993 as Exhibit 10.(ii)(D)(5) to the
                   Company's Registration Statement on Form S-1 (Registration
                   No. 33-68996) and incorporated herein by reference).

**10.(iii)(A)(1)   American Classic Voyages Co. 1992 Stock Option Plan (as
                   amended) (filed on January 17, 1992 as Exhibit
                   10.(iii)(A)(1) to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(2)   Performance Management Objectives Bonus Plan (filed on
                   January 17, 1992 as Exhibit 10.(iii)(A)(2) to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   33-45139) and incorporated herein by reference).

**10.(iii)(A)(3)   Discretionary Bonus Plan (filed on January 17, 1992 as
                   Exhibit 10.(iii)(A)(3) to the Company's Registration
                   Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(4)   Executive Bonus Plan (filed on January 17, 1992 as Exhibit
                   10.(iii)(A)(4) to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(5)   Advantage Retirement Savings Plan, as amended and further
                   restated effective October 1, 1987, including Amendment thereto (filed on January 17, 1992 as Exhibit 10.(iii)(A)(5)
                   to the Company's Registration Statement on Form S-1
                   (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(6)   American Classic Voyages Co. S. Cody Engle Stock Option
                   Agreement (filed on January 17, 1992 as Exhibit
                   10.(iii)(A)(6) to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(7)   American Classic Voyages Co. Jeffrey D. Krida Stock Option
                   Agreement (filed on February 7, 1992 as Exhibit
                   10.(iii)(A)(7) to Amendment No. 1 to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   33-45139) and incorporated herein by reference).

**10.(iii)(A)(8)   Letter dated January 3, 1992 regarding Severance Agreement with Jeffrey D. Krida (filed on January 17, 1992 as Exhibit
                   10.(iii)(A)(10) to the Company's Registration Statement on
                   Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(10)  American Classic Voyages Co. Dividend Reinvestment and
                   Common Stock Purchase Plan (filed on June 22, 1994 as part of the Company's Registration Statement on Form S-3 (Registration No. 33-80614) and incorporated herein by reference).

**10.(iii)(A)(11)  American Classic Voyages Co. 1995 Employee Stock Purchase
                   Plan (filed on May 17, 1995 as part of the Company's Registration Statement on Form S-8 (Registration No. 33-92382) and incorporated herein by reference).


 11.               Not applicable.

 12.               Not applicable.

 13.               Not applicable.

 16.               Not applicable.

 18.               Not applicable.

 21.               Subsidiaries of the Company.

 22.               Not applicable.

 23.               Consent of KPMG Peat Marwick LLP.

 24.               Not applicable.

 26.               Not applicable.

 27.               Financial Data Schedule.

 28.               Not applicable.

**Previously filed.