Form 10-Q
period 1997-03-31
AMERICAN CLASSIC VOYAGES CO
filed 1997-05-13
CIK 315136

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                             ----------------------

                                   FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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


As of May 8, 1997, there were 13,935,694 shares of Common Stock outstanding.

================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX


ITEM DESCRIPTION                                                                                   PAGE
Part I   Financial Information:

         Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                    Condensed  Consolidated Statements of  Income for
                    the Three  Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . .    3

                    Condensed Consolidated Balance Sheets at March 31,
                    1997 and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .    4

                    Condensed  Consolidated Statements  of Cash  Flows
                    for  the Three  Months Ended March 31, 1997 and
                    1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5


                    Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . .    6


         Item 2.    Management's Discussion  and Analysis  of
                    Financial  Condition and  Results  of Operations. . . . . . . . . . . . . . .    8


Part II  Other Information:

         Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .   12

                          AMERICAN CLASSIC VOYAGES CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                    --------------------------------
                                                                       1997                   1996
                                                                    --------                --------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 40,372                $ 41,628

Cost of operations (exclusive of depreciation and amortization
  shown below) . . . . . . . . . . . . . . . . . . . . . . . . . .    27,139                  28,072
                                                                    --------                --------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,233                  13,556

Selling, general and administrative expenses . . . . . . . . . . .    11,519                  13,502
Depreciation and amortization expense  . . . . . . . . . . . . . .     3,583                   3,448
Impairment write-down (Note 4) . . . . . . . . . . . . . . . . . .        --                  38,390
                                                                    --------                --------

Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,869)                (41,784)

Interest income  . . . . . . . . . . . . . . . . . . . . . . . . .       268                     241

Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .     1,713                   2,125
                                                                    --------                --------

Loss before income taxes . . . . . . . . . . . . . . . . . . . . .    (3,314)                (43,668)

Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . .     1,326                     397
                                                                    --------                --------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,988)               $(43,271)
                                                                    ========                ========

Per Share Information:
Average common and common share equivalent shares outstanding  . .    13,910                  13,770
                                                                    ========                ========

Loss per share . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (0.14)               $  (3.14)
                                                                    ========                ========

Cash dividends declared per share  . . . . . . . . . . . . . . . .  $     --                $     --
                                                                    ========                ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except shares and par value)

                                                    (Unaudited)            (Audited)
                                                     March 31,            December 31,
                                                        1997                  1996
                                                     ---------             ---------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . .  $  17,674             $  17,908
Restricted short-term investments . . . . . . . . .      2,928                 2,957
Accounts receivable . . . . . . . . . . . . . . . .      3,377                 3,734
Prepaid expenses and other current assets . . . . .      8,538                 7,640
                                                     ---------             ---------
    Total current assets  . . . . . . . . . . . . .     32,517                32,239

Property and equipment, net . . . . . . . . . . . .    165,752               166,883
Deferred tax asset, net . . . . . . . . . . . . . .     12,101                10,968
Other assets  . . . . . . . . . . . . . . . . . . .      1,731                 1,774
                                                     ---------             ---------
    Total assets  . . . . . . . . . . . . . . . . .  $ 212,101             $ 211,864
                                                     =========             =========

LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . .  $  11,588             $  10,683
Other accrued expenses  . . . . . . . . . . . . . .     20,372                24,532
Current portion of long-term debt . . . . . . . . .      4,100                 4,100
Unearned passenger revenues . . . . . . . . . . . .     37,508                31,669
                                                     ---------             ---------
    Total current liabilities . . . . . . . . . . .     73,568                70,984

Long-term debt, less current maturities . . . . . .     84,686                85,898
                                                     ---------             ---------
    Total liabilities . . . . . . . . . . . . . . .    158,254               156,882
                                                     ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
   authorized, none issued and outstanding) . . . .         --                    --
Common stock, $.01 par value (20,000,000 shares
   authorized, 13,935,694 and 13,867,829 shares
   issued and outstanding, respectively)  . . . . .        139                   139
Additional paid-in capital  . . . . . . . . . . . .     76,105                75,252
Accumulated deficit . . . . . . . . . . . . . . . .    (22,397)              (20,409)
                                                     ---------             ---------
    Total stockholders' equity  . . . . . . . . . .     53,847                54,982
                                                     ---------             ---------
                                                     $ 212,101             $ 211,864
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

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            For the Three Months
                                                               Ended March 31,
                                                          -----------------------
                                                             1997           1996
                                                          --------       --------
OPERATING ACTIVITIES:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . $ (1,988)      $(43,271)
       Depreciation and amortization  . . . . . . . . . .    3,583          3,448
       Impairment write-down (Note 4)                           --         38,390
       Changes in working capital and other:
          Working capital changes and other . . . . . . .   (4,467)          (883)
          Unearned passenger revenues . . . . . . . . . .    5,839         11,866
                                                          --------       --------
       Net cash provided by operating activities  . . . .    2,967          9,550
                                                          --------       --------

INVESTING ACTIVITIES:
   Decrease in restricted short-term investments  . . . .       29          6,886
   Capital expenditures . . . . . . . . . . . . . . . . .   (2,452)       (12,054)
                                                          --------       --------
       Net cash used in investing activities  . . . . . .   (2,423)        (5,168)
                                                          --------       --------

FINANCING ACTIVITIES:
   Proceeds from borrowings . . . . . . . . . . . . . . .       --          6,903
   Repayment of borrowings  . . . . . . . . . . . . . . .   (1,212)        (7,212)
   Issuance of common stock . . . . . . . . . . . . . . .      434             23
   Deferred financing fees  . . . . . . . . . . . . . . .       --           (238)
                                                          --------       --------
      Net cash used in financing activities . . . . . . .     (778)          (524)
                                                          --------       --------

   (Decrease) increase in cash and cash equivalents . . .     (234)         3,858
   Cash and cash equivalents, beginning of period . . . .   17,908          6,048
                                                          --------       --------
   Cash and cash equivalents, end of period . . . . . . . $ 17,674       $  9,906
                                                          ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . $  2,051       $  2,602
      Income taxes  . . . . . . . . . . . . . . . . . . . $     14       $     --


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)


1.  BASIS OF PRESENTATION:

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1996 (the "Annual Report") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Annual Report and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

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


2.  RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and fully diluted earnings per share. The Company will adopt the new standard, as required, in the fourth quarter of 1997. In the interim, the Company will disclose, if material, the pro forma effect of calculating the Company's earnings per share under the new standard in the notes to its financial statements. For the quarter ending March 31, 1997, SFAS No. 128 did not have a material impact on the Company's loss per share calculation.

3.  LONG-TERM DEBT:

Long-term debt consisted of (in thousands):

                                                                                   March 31,      December 31,
                                                                                     1997             1996
                                                                                   --------       ------------
U.S. Government  Guaranteed Ship Financing Note,  American Queen Series,
     floating rate notes due semi-annually beginning February 24, 1996 through
     August 24, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 20,600         $ 21,812

U.S. Government  Guaranteed Ship  Financing Bond, American  Queen Series, 7.68%
     fixed rate, sinking  fund bonds due semi-annually  beginning February 24,
     2006 through June 2, 2020 . . . . . . . . . . . . . . . . . . . . . . . . .     36,353           36,353

U.S. Government  Guaranteed Ship Financing Note, Independence Series A, floating
     rate notes due semi-annually beginning June 7, 1996 through December 7, 2005    11,892           11,892

U.S. Government  Guaranteed Ship  Financing Bond, Independence  Series A,  6.84%
     fixed rate sinking fund bonds  due semi-annually beginning June 7, 2006
     through  December 7, 2015 . . . . . . . . . . . . . . . . . . . . . . . . .     13,215           13,215

U.S. Government  Guaranteed Ship Financing Note, Independence Series B, floating rate notes due semi-annually beginning December 7, 1996 through December 7,
     2005  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,186            3,186

U.S. Government  Guaranteed Ship  Financing Bond, Independence  Series B,  7.46%
     fixed rate sinking fund bonds  due semi-annually beginning June 7, 2006
     through  December 7, 2015 . . . . . . . . . . . . . . . . . . . . . . . . .      3,540            3,540

Revolving credit facility (maximum availability of $15 million). . . . . . . . .         --               --
                                                                                   --------         --------
                                                                                     88,786           89,998

Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,100            4,100
                                                                                   --------         --------
                                                                                   $ 84,686         $ 85,898
                                                                                   ========         ========

As of March 31, 1997, the Company was in compliance with all covenants under its various debt agreements.

4.  IMPAIRMENT WRITE-DOWN:

As discussed more fully in the Company's Annual Report, in the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. The impairment write-down was recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996. SFAS No. 121 establishes accounting standards for recognizing the impairment of long-lived assets, identifiable intangibles and goodwill, whether to be disposed of or to be held and used. The Company reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of March 31, 1997, the balance of this reserve was $2.5 million. The estimated salvage value for the Constitution of $2.5 million is reflected in property and equipment on the balance sheet.


5.  ACCUMULATED DEFICIT:

Changes in accumulated deficit for the three months ended March 31, 1997 were (in thousands):

      Accumulated deficit at December 31, 1996  . . . . .       $(20,409)
      Net loss. . . . . . . . . . . . . . . . . . . . . .         (1,988)
                                                                --------
      Accumulated deficit at March 31, 1997 . . . . . . .       $(22,397)
                                                                ========

                          AMERICAN CLASSIC VOYAGES CO.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


GENERAL

American Classic Voyages Co. ("AMCV," or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The following discusses the Company's consolidated results of operations and financial condition for the first quarter of 1997 as compared to the first quarter of 1996. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended December 31, 1996.

The Company, through its various subsidiaries, operates two cruise lines:
"Delta Queen", which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats, and "American Hawaii", which owns and operates the Independence steamship. American Hawaii also owns the Constitution steamship which was removed from service in June 1995 and is currently in wet berth in Portland, Oregon and will not be returned to service. The Company wrote-down the value of the vessel to its estimated salvage value effective March 31, 1996. The Company also owned and operated the Maison Dupuy Hotel ("Hotel") located in New Orleans, prior to its sale in October 1996.

The Company's operations are seasonal. At Delta Queen, historically there is greater passenger interest at higher yields in the spring and fall months of the year and the vessels typically undergo an annual lay-up in December and/or January. American Hawaii historically experiences greater passenger interest in the summer and fall months of the year. During the summer months, in particular, American Hawaii tends to have average occupancy in excess of 100% as the number of families sharing cabins with children increases significantly during this period.

Results of operations for the first quarter of 1996 include an impairment write-down as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements. In addition, 1996 operating results included the operations of the Hotel which was sold in October 1996. American Hawaii is required to drydock the Independence every 30 months, and as such, the Independence will be out of service for a four-week period beginning May 17, 1997. As a result of the factors mentioned above, interim results of operations are not necessarily indicative of results for a full year.


RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months ended March 31, 1997 and 1996 (certain previously reported amounts have been reclassified to conform to the 1997 presentation):

                              FINANCIAL HIGHLIGHTS

                                                              For the Three Months
                                                                 Ended March 31,
                                                            -----------------------
                                                               1997          1996
                                                            --------       --------
                                                                 (in thousands)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .   $ 40,372       $ 41,628
                                                            ========       ========
Operating loss  . . . . . . . . . . . . . . . . . . . . .   $ (1,869)      $(41,784)
                                                            ========       ========
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .   $ (1,988)      $(43,271)
                                                            ========       ========

                              OPERATING STATISTICS

                                                                  For the Three Months
                                                                     Ended March 31,
                                                               --------------------------
                                                                  1997            1996
                                                               ---------         --------
Fare revenue per passenger night  . . . . . . . . . . . . .    $     221         $    204
Total revenue per passenger night . . . . . . . . . . . . .          304              276

Weighted average operating days (1):

     DELTA QUEEN  . . . . . . . . . . . . . . . . . . . . .           71               75
     AMERICAN HAWAII  . . . . . . . . . . . . . . . . . . .           90               91

Vessels capacity per day (berths)(2):
     DELTA QUEEN  . . . . . . . . . . . . . . . . . . . . .        1,026            1,024
     AMERICAN HAWAII  . . . . . . . . . . . . . . . . . . .          817              817

Capacity passenger nights (3) . . . . . . . . . . . . . . .      146,790          151,349

Passenger nights (4)  . . . . . . . . . . . . . . . . . . .      132,889          143,672

Physical occupancy percentage (berths) (5)  . . . . . . . .           91%              95%


------------

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

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Consolidated first quarter 1997 revenues decreased $1.3 million to $40.4 million from $41.6 million for the first quarter 1996 representing a $0.7 million increase in cruise revenues offset by a $1.9 million decrease in Hotel revenues as a result of the sale of the Hotel in October 1996. Delta Queen's cruise revenues increased $3.6 million, reflecting an 18% increase in fare revenue per passenger night ("fare per diems"). The increase in fare per diems as compared to 1996 was attributable to the shifting of the booking cycle of when a majority of its cabin inventory is sold to its optimal schedule of six to nine months in advance. American Hawaii's revenues decreased $2.9 million mainly due to a 12% decrease in passenger nights with a slight increase in fare per diems. The consolidated fare per diems increased 8% to $221. Consolidated total revenue per passenger night increased by 10% to $304 due to the increase of passengers purchasing travel packages at Delta Queen. However, the increase in travel package revenue was largely offset by an increase in related travel package expenses.

Consolidated cost of operations decreased to $27.1 million for the first quarter of 1997 from $28.1 million for the comparable period of 1996. Of the $28.1 million in 1996, $0.6 million represented Hotel related cost of operations. American Hawaii's operating costs decreased $1.9 million as a result of lower variable expenses associated with lower passenger nights. Delta Queen's operating costs increased $1.6 million primarily due to higher travel package expenses. Consolidated gross profit for the cruise lines increased $1.0 million as a result of higher revenues at Delta Queen and lower operating expenses at American Hawaii.

Consolidated selling, general and administrative ("SG&A") expenses decreased to $11.5 million for the first quarter of 1997 from $13.5 million for the same period in 1996. Of the $13.5 million in 1996, $0.5 million represented Hotel related SG&A expenses. Both operating lines realized savings in corporate overhead expenses as a result of strong cost control measures. Delta Queen's marketing expenses were approximately 13% lower than the prior year offset somewhat by a slight increase in American Hawaii's marketing expenses. The $0.2 million increase in depreciation and amortization expense represented a $0.1 million decrease in Hotel related depreciation expense offset by a $0.3 million increase in cruise depreciation expense.

In the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. The Company has reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of March 31, 1997, the balance of this reserve was $2.5 million.

Consolidated operating loss for the first quarter of 1997 was $1.9 million as compared to an operating loss of $3.4 million, excluding the write-down, for the first quarter of 1996.

Interest expense decreased $0.4 million due to a lower outstanding debt balance in the first quarter of 1997. The Company's consolidated effective tax rate was higher in the first quarter of 1997 as compared to the same period in 1996. In the first quarter of 1996, the Company recognized a valuation allowance for the full amount of the Federal tax benefit due to the possibility that the deferred tax asset created may not be realized in the future. The Company subsequently reviewed its position and in the fourth quarter of 1996 recognized an adjustment for the full amount of the Federal tax benefit.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the three months ended March 31, 1997, cash used in operations before changes in unearned passenger revenues ("Operating Cash Flow") of $2.9 million was slightly higher than the $2.3 million used in the prior year due to working capital changes. Unearned passenger revenues, representing passenger cruise deposits, increased $5.8 million as of March 31, 1997, reflecting the higher advance reservation levels at Delta Queen on three boats for the historically strong spring season and a decrease in American Hawaii's unearned passenger revenues in anticipation of the upcoming four week out-of-service period beginning May 17, 1997 for a drydock.

Capital Expenditures

Capital expenditures of $2.5 million in the first quarter of 1997 included $1.9 million related to the Delta Queen, Mississippi Queen and American Queen lay-ups.

The Independence will be out of service for a four-week period beginning May 17, 1997 for a drydock to comply with U.S. Coast Guard requirements. In addition, 1997 SOLAS upgrades will be made, as well as passenger area enhancements and the build-out of approximately 25 new cabins. This drydock is estimated to cost approximately $12.3 million. In addition, with the Company's decision to relocate the Chicago operations of American Hawaii to New Orleans, the current Delta Queen operating facility at Robin Street Wharf will be expanded and upgraded. The work will be completed in phases from the middle of September 1997 through the end of December 1997, at an approximate cost of $3.0 million.

Debt

As of March 31, 1997, the Company was in compliance with all covenants under its various debt agreements.

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

Other

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. In June 1996, the FMC issued proposed regulations to increase the financial responsibility requirements. The Company filed its opposition to the proposal, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; construction delays and/or cost overruns during regularly scheduled lay-ups and/or drydocks; the impact of changes in laws and implementation of government regulations; an increase in capacity at American Hawaii or pursuit of a strategic business opportunity; and the ability to obtain additional financing, if necessary.

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


ITEM 6.     Exhibits and Reports on Form 8-K

            a)  Exhibits:

                4.(ii)(a)(28)    Amendment Number 1 to the Third Amended and
                                 Restated Credit Agreement dated as of November
                                 18, 1996 among The Delta Queen Steamboat Co.,
                                 American Classic Voyages Co., the financial institutions from time to time party thereto and The Chase Manhattan Bank (formerly known as
                                 Chemical Bank), as Agent.

                4.(ii)(a)(29)    Amendment Number 2 to the Third Amended and
                                 Restated Credit Agreement dated as of March 26,
                                 1997 among The Delta Queen Steamboat Co.,
                                 American Classic Voyages Co., the financial institutions from time to time parties thereto and The Chase Manhattan Bank (formerly known as
                                 Chemical Bank), as Agent.

                4.(ii)(a)(30)    Master Assumption Agreement and Fourth Master
                                 Amendment to Collateral Documents made as of March 26, 1997 among The Delta Queen Steamboat
                                 Co., American Classic Voyages Co., Cruise
                                 America Travel, Incorporated, DQSB II, Inc.,
                                 Great River Cruise Line, L.L.C., Great Ocean
                                 Cruise Line, L.L.C. and The Chase Manhattan
                                 Bank (formerly known as Chemical Bank), as
                                 Agent for itself and the Lenders.

                4.(ii)(a)(31)    Second Amendment of Trust Indenture dated as of
                                 March 26, 1997 by and among Great Ocean Cruise
                                 Line, L.L.C.  and The Chase Manhattan Bank
                                 (formerly known as Chemical Bank), as Agent for itself and the Lenders.

                4.(ii)(a)(32)    Second Amendment of Trust Indenture dated as of
                                 March 26, 1997 by and among Great River Cruise
                                 Line, L.L.C.  and The Chase Manhattan Bank
                                 (formerly known as Chemical Bank), as Agent for itself and the Lenders.

                4.(ii)(a)(33)    Assumption of Preferred Ship Mortgage dated
                                 March 26, 1997 by and between Great Ocean
                                 Cruise Line, L.L.C. and The Chase Manhattan
                                 Bank (formerly known as Chemical Bank), as
                                 Trustee and Agent.

                4.(ii)(a)(34)    Assumption of Preferred Ship Mortgage dated
                                 March 26, 1997 by and between Great River
                                 Cruise Line, L.L.C. and The Chase Manhattan
                                 Bank (formerly known as Chemical Bank), as
                                 Trustee and Agent.

                4.(ii)(a)(35)    Third Amended and Restated Revolving Loan Note
                                 dated March 26, 1997 in the principal amount of $7,500,000.00 made by The Delta Queen Steamboat
                                 Co. in favor of The Chase Manhattan Bank
                                 (formerly known as Chemical Bank).

                4.(ii)(a)(36)    Third Amended and Restated Revolving Loan Note
                                 dated March 26, 1997 in the principal amount of $7,500,000.00 made by The Delta Queen Steamboat
                                 Co. in favor of Hibernia National Bank.

                4.(ii)(a)(37)    Addendum to Stock Pledge Agreement made as of
                                 March 26, 1997 by and between The Delta Queen
                                 Steamboat Co. and The Chase Manhattan Bank
                                 (formerly known as Chemical Bank), as Agent for itself and the other Lenders.

                4.(ii)(a)(38)    Limited Liability Company Pledge Agreement made
                                 as of March 26, 1997 by The Delta Queen
                                 Steamboat Co., as Pledgor, and The Chase
                                 Manhattan Bank (formerly known as Chemical
                                 Bank), as Agent.

                4.(ii)(a)(39)    Limited Liability Company Pledge Agreement made
                                 as of March 26, 1997 by DQSB II, Inc., as
                                 Pledgor, and The Chase Manhattan Bank (formerly known as Chemical Bank), as Agent.

                4.(ii)(a)(40)    Security Agreement dated as of March 26, 1997
                                 by and between DQSB II, Inc. and The Chase
                                 Manhattan Bank (formerly known as Chemical
                                 Bank), as Agent for itself and the Lenders.

                4.(ii)(c)(11)    Assumption and Supplement No. 1 to First
                                 Preferred Ship Mortgage effective as of
                                 December 31, 1996 made by and among Great AQ
                                 Steamboat, L.L.C., Great AQ Steamboat Co. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

                4.(ii)(c)(12)    Modification and Assumption Agreement entered
                                 into March 25, 1997, effective as of December
                                 31, 1996, among The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                                 Administrator, Great AQ Steamboat, L.L.C., and
                                 The Bank of New York.

                4.(ii)(c)(13)    Confirmation of Guaranty Agreement effective as
                                 of December 31, 1996 made by The Delta Queen
                                 Steamboat Co. in favor of the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

                4.(ii)(c)(14)    Endorsement No. 1 to Secretary's Note from
                                 Great AQ Steamboat, L.L.C. to the United States of America executed on March 25, 1997, effective as of December 31, 1996.

                4.(ii)(c)(15)    Subordination Agreement dated as of March 25,
                                 1997 made by and among Great AQ Steamboat, L.L.C., The Delta Queen Steamboat Co. and DQSB
                                 II, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                                 Administrator.

                27.              Financial data schedule.


            b)  Reports on Form 8-K:

                None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          AMERICAN CLASSIC VOYAGES CO.




                          By:    /s/ Philip C. Calian
                                 ------------------------------
                                 Philip C. Calian
                                 Chief Executive Officer



                          By:    /s/ Kathryn F. Gray
                                 ------------------------------
                                 Kathryn F. Gray
                                 Controller and Treasurer





Dated: May 13, 1997
       -------------------------