Form 10-Q
period 1997-06-30
AMERICAN CLASSIC VOYAGES CO
filed 1997-08-13
CIK 315136

==============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          ___________________________


                                   FORM 10-Q




      [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



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


As of July 31, 1997, there were 13,939,302 shares of Common Stock outstanding.

==============================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX


ITEM DESCRIPTION                                                                                                     PAGE



Part I.                Financial Information:

                       Item 1.        Condensed Consolidated Financial Statements (Unaudited)

                                      Condensed Consolidated Statements of Income for the
                                      Three Months and Six Months Ended June 30, 1997 and 1996......................   3

                                      Condensed Consolidated Balance Sheets at June 30, 1997
                                      and December 31, 1996.........................................................   4

                                      Condensed Consolidated Statements of Cash Flows for
                                      the Six Months Ended June 30, 1997 and 1996...................................   5

                                      Notes to Condensed Consolidated Financial Statements..........................   6

                       Item 2.        Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations...........................................   8


Part II.               Other Information:

                       Item 1.        Legal Proceedings.............................................................  14

                       Item 6.        Exhibits and Reports on Form 8-K..............................................  14

                          AMERICAN CLASSIC VOYAGES CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)





                                                                      For the Three Months    For the Six Months
                                                                         Ended June 30,         Ended June 30,
                                                                      --------------------    ------------------
                                                                         1997        1996       1997       1996
                                                                       --------     -------    -------    -------
Revenues...........................................................     $42,356     $49,021    $82,728    $90,649

Cost of operations (exclusive of depreciation and amortization
 shown below).......................................................     24,695      31,300     51,834     59,372
                                                                        --------    -------    -------    -------
Gross profit.......................................................      17,661      17,721     30,894     31,277

Selling, general and administrative expenses.......................      10,657      11,460     22,176     24,962
Depreciation and amortization expense..............................       3,553       3,938      7,136      7,386
Impairment write-down (Note 4).....................................          --          --        --      38,390
                                                                        --------    -------    -------    -------
Operating income (loss)............................................       3,451       2,323      1,582    (39,461)

Interest income....................................................         251         210        519        451
Interest expense...................................................       1,740       2,204      3,453      4,329
                                                                        --------    -------    -------    -------
Income (loss) before income taxes..................................       1,962         329     (1,352)   (43,339)

Income tax (expense) benefit.......................................        (785)         52        541        449
                                                                        --------    -------    -------    -------
Net income (loss)..................................................     $ 1,177        $381      $(811)  $(42,890)
                                                                        =======     =======     ======   ========
Per Share Information:
Average common and common share equivalent shares
outstanding........................................................      13,940      13,773     13,925     13,771
                                                                        =======     =======     ======   ========
Earnings (loss) per share.......................................        $  0.08       $0.03    $(0.06)   $  (3.11)
                                                                        =======     =======     ======   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except shares and par value)



                                                      (Unaudited)   (Audited)
                                                       June 30,    December 31,
                                                         1997          1996
                                                    ------------   ------------
ASSETS
Cash and cash equivalents........................     $ 17,314      $ 17,908
Restricted short-term investments................          582         2,957
Accounts receivable..............................        1,130         3,734
Prepaid expenses and other current assets........        8,152         7,640
                                                      --------      --------
   Total current assets..........................       27,178        32,239

Property and equipment, net......................      176,217       166,883
Deferred tax asset, net..........................       11,589        10,968
Other assets.....................................        1,688         1,774
                                                      --------      --------
   Total assets..................................     $216,672      $211,864

LIABILITIES
Accounts payable.................................     $ 15,341      $ 10,683
Other accrued expenses...........................       17,596        24,532
Current portion of long-term debt................        4,100         4,100
Unearned passenger revenues......................       40,737        31,669
                                                      --------      --------
    Total current liabilities....................       77,774        70,984

Long-term debt, less current maturities..........       83,848        85,898
                                                       -------      --------
    Total liabilities............................      161,622       156,882
                                                      --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
  authorized, none issued and outstanding).......           --            --
Common stock, $.01 par value (20,000,000 shares
  authorized; 13,938,702 and 13,867,829 shares
  issued and outstanding, respectively)..........          139           139
Additional paid-in capital.......................       76,131        75,252
Accumulated deficit..............................      (21,220)      (20,409)
                                                      --------      --------
    Total stockholders' equity...................       55,050        54,982
                                                      --------      --------
                                                      $216,672      $211,864
                                                      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)




                                                                 For the Six Months
                                                                   Ended June 30,
                                                                ---------------------
                                                                  1997      1996
                                                                -------    --------
OPERATING ACTIVITIES:
  Net loss.................................................    $  (811)  $ (42,890)
      Depreciation and amortization........................      7,136       7,386
      Impairment write-down (Note 4).......................         --      38,390
      Changes in working capital and other:
          Working capital changes and other................        (302)    (5,667)
          Unearned passenger revenues......................       9,068     11,778
                                                               --------   --------
      Net cash provided by operating activities............      15,091      8,997
                                                               --------   --------
INVESTING ACTIVITIES:
  Decrease in restricted short-term investments............       2,375      7,678
  Capital expenditures.....................................     (16,470)   (13,324)
                                                               --------   --------
      Net cash used in investing activities................     (14,095)    (5,646)
                                                               --------   --------
FINANCING ACTIVITIES:
  Proceeds from borrowings.................................          --      6,903
  Repayment of borrowings..................................      (2,050)    (8,873)
  Issuance of common stock.................................         460         44
  Deferred financing fees..................................          --       (365)
                                                               --------   --------
      Net cash used in financing activities................      (1,590)    (2,291)
                                                               --------   --------

(Decrease) increase in cash and cash equivalents...........        (594)     1,060
Cash and cash equivalents, beginning of period.............      17,908      6,048
                                                               --------   --------
Cash and cash equivalents, end of period...................    $ 17,314   $  7,108
                                                               ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...............................................    $  3,129   $  3,838
    Income taxes...........................................    $    194   $    404

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

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

2. RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and fully diluted earnings per share. The Company will adopt the new standard, as required, in the fourth quarter of 1997. In the interim, the Company will disclose, if material, the pro forma effect of calculating the Company's earnings per share under the new standard in the notes to its financial statements. For the quarter and six months ending June 30, 1997, SFAS No. 128 did not have a material impact on the Company's earnings (loss) per share calculation.

3. DEBT:

Long-term debt consisted of (in thousands):

                                                                    June 30,    December 31,
                                                                      1997         1996
                                                                    --------    -----------
U.S. Government Guaranteed Ship Financing Note, American Queen
  Series, floating rate notes due semi-annually beginning
  February 24, 1996 through August 24, 2005......................   $20,600       $21,812
U.S. Government Guaranteed Ship Financing Bond, American Queen
  Series, 7.68% fixed rate, sinking fund bonds due semi-annually
  beginning February 24, 2006 through June 2, 2020...............    36,353        36,353
U.S. Government Guaranteed Ship Financing Note, Independence
  Series A, floating rate notes due semi-annually beginning June
  7, 1996 through December 7, 2005...............................    11,231        11,892
U.S. Government Guaranteed Ship Financing Bond, Independence
  Series A, 6.84% fixed rate sinking fund bonds due
  semi-annually beginning June 7, 2006 through December 7, 2015..    13,215        13,215
U.S. Government Guaranteed Ship Financing Note, Independence
  Series B, floating rate notes due semi-annually beginning
  December 7, 1996 through December 7, 2005......................     3,009         3,186
U.S. Government Guaranteed Ship Financing Bond, Independence
  Series B, 7.46% fixed rate sinking fund bonds due
  semi-annually beginning June 7, 2006 through December 7, 2015..     3,540         3,540

Revolving credit facility (maximum availability of $15 million)          --            --
                                                                  ---------       -------
                                                                     87,948        89,998
Less current portion...........................................       4,100         4,100
                                                                  ---------       -------
                                                                    $83,848       $85,898
                                                                  =========       =======

As of June 30, 1997, the Company has complied with all covenants under its various debt agreements.


4.   IMPAIRMENT WRITE-DOWN:

As discussed more fully in the Company's Annual Report, in the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. The impairment write-down was recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996. SFAS No. 121 establishes accounting standards for recognizing the impairment of long-lived assets, identifiable intangibles and goodwill, whether to be disposed of or to be held and used. The Company reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of June 30, 1997, the balance of this reserve was $2.2 million. The estimated salvage value for the Constitution of $2.5 million is reflected in property and equipment on the balance sheet.

5. ACCUMULATED DEFICIT:

Changes in accumulated deficit for the six months ended June 30, 1997 were (in thousands):

                Accumulated deficit at December 31, 1996..............   $(20,409)
                Net loss..............................................       (811)
                                                                         --------
                Accumulated deficit at June 30, 1997..................   $(21,220)
                                                                         ========

                                       7

                          AMERICAN CLASSIC VOYAGES CO.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. ("AMCV," or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The following discusses the Company's consolidated results of operations and financial condition for the second quarter and six month period ended June 30, 1997 versus the comparable periods ended June 30, 1996. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended December 31, 1996.

The Company, through its various subsidiaries, operates two cruise lines:
"Delta Queen", which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats, and "American Hawaii", which owns and operates the Independence steamship. American Hawaii also owns the Constitution steamship which was removed from service in June 1995 and is currently in wet berth in Portland, Oregon and will not be returned to service. The Company wrote-down the value of the vessel to its estimated salvage value effective March 31, 1996. The Company also owned and operated the Maison Dupuy Hotel ("Hotel") located in New Orleans, prior to its sale in October 1996 ("Hotel Sale").

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

Results of operations for the first half of 1996 include an impairment write-down as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements. In addition, 1996 operating results included the operations of the Hotel which was sold in October 1996. American Hawaii is required by the U.S. Coast Guard to drydock the Independence once every 30 months, and as such, the Independence was out of service for a four-week period ending June 13, 1997 ("Independence Drydock"). As a result of the factors mentioned above, interim results of operations are not necessarily indicative of results for a full year.

RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months and six months ended June 30, 1997 and 1996 (in thousands):

                              FINANCIAL HIGHLIGHTS




                                 For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                   --------------------    ------------------
                                     1997        1996       1997       1996
                                   --------    --------    -------   --------
Revenues......................     $42,356     $49,021     $82,728   $ 90,649
                                   ========    ========    =======   ========
Operating income (loss).......     $ 3,451     $ 2,323     $ 1,582   $(39,461)
                                   ========    ========    =======   ========
Net income (loss).............     $ 1,177     $   381     $  (811)  $(42,890)
                                   ========    ========    =======   ========

                              OPERATING STATISTICS



                                                 For the Three Months    For the Six Months
                                                     Ended June 30,         Ended June 30,
                                                 --------------------    ------------------
                                                   1997        1996       1997       1996
                                                 -------      -------    ------     -------

Fare revenue per passenger night............    $    245    $    218   $    233   $    212
Total revenue per passenger night...........    $    313    $    286   $    308   $    282

Weighted average operating days (1):
  DELTA QUEEN...............................          91          91        162        166
  AMERICAN HAWAII...........................          63          91        153        182

Vessels capacity per day (berths) (2):
  DELTA QUEEN...............................       1,026       1,024      1,026      1,024
  AMERICAN HAWAII...........................         817         817        817        817

Capacity passenger nights (3)...............     144,837     167,531    291,627    318,880

Passenger nights (4)........................     135,486     164,645    268,375    308,317
Physical occupancy percentage (berths) (5)..          94%         98%        92%        97%

---------------
(1) Weighted average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day.

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

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

Consolidated second quarter 1997 revenues decreased $6.6 million to $42.4 million from $49.0 million for the second quarter 1996 representing a $4.7 million decrease in cruise revenues combined with a $1.9 million decrease in Hotel revenues as a result of the Hotel Sale in October 1996. Delta Queen's cruise revenues increased $3.5 million, reflecting an 18% increase in fare revenue per passenger night ("fare per diems"). The increase in fare per diems as compared to 1996 was attributable to the shifting of the booking cycle of when a majority of cabin inventory is sold to its optimal schedule of six to nine months in advance, reducing the use of discounts to fill open inventory close to a sailing date. American Hawaii's revenues decreased $8.3 million for the second quarter 1997 due to a 31% decrease in operating days resulting from the Independence Drydock combined with an 7% decrease in occupancy rates. Consolidated fare per diems increased 12% to $245, with consolidated total revenue per passenger night increasing by 9% to $313, primarily due to the increase in fare per diems at Delta Queen.

Consolidated cost of operations decreased $6.6 million to $24.7 million for the second quarter of 1997 from $31.3 million for the comparable period of 1996. Of the $31.3 million in 1996, $0.6 million represented Hotel related cost of operations. American Hawaii's operating costs decreased $5.3 million primarily as a result of decreased operating days due to the Independence Drydock. Delta Queen's cruise operating costs decreased $0.7 million primarily due to cost reductions in vessel operations and passenger expenses. Consolidated gross profit for the cruise lines increased $1.3 million for the second quarter 1997 as compared to 1996.

Consolidated selling, general and administrative ("SG&A") expenses decreased $0.8 million to $10.7 million for the second quarter of 1997 from $11.5 million for the same period in 1996. Of the $11.5 million in 1996, $0.5 million represented Hotel related SG&A expenses. Both operating lines realized savings in general and administrative expenses as a result of strong cost control measures.

Consolidated cruise operating income for the second quarter of 1997 was $3.5 million as compared to a cruise operating income of $1.6 million for the comparable period of 1996. Hotel operating income for second quarter 1996 was $0.7 million.

Interest expense decreased $0.5 million due to a lower outstanding debt balance in the second quarter of 1997. The Company's consolidated effective tax rate was higher in the second quarter of 1997 as compared to the same period in 1996. In the first half of 1996, the Company recognized a valuation allowance for the full amount of the Federal tax benefit due to the possibility that the deferred tax asset created may not be realized in the future. The Company subsequently reviewed its position and in the fourth quarter of 1996 recognized an adjustment for the full amount of the Federal tax benefit.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

Consolidated first half 1997 revenues decreased $7.9 million to $82.7 million from $90.6 million for the first half of 1996 representing a $4.1 million decrease in cruise revenues combined with a $3.8 million decrease in Hotel revenues as a result of the Hotel Sale. Delta Queen's cruise revenues increased $7.1 million, reflecting an 18% increase in fare per diems combined with a 34% increase in revenue from air and land packages. The increase in fare per diems as compared to 1996 was attributable to the shifting of the booking cycle of when a majority of cabin inventory is sold to its optimal schedule of six to nine months in advance, reducing the use of discounts to fill open inventory close to a sailing date. American Hawaii's revenues decreased $11.2 million as a result of a 16% decrease in operating days due to the Independence Drydock combined with a 10% decrease in occupancy rates. Consolidated fare per diems for the first half of 1997 increased 10% to $233, with consolidated total revenue per passenger night increasing 9% to $308 primarily due to the increase in fare per diems at Delta Queen.

Consolidated cost of operations decreased $7.6 million to $51.8 million for the first half of 1997 from $59.4 million for the comparable period of 1996. Of the $59.4 million in 1996, $1.2 million represented Hotel-related cost of operations. American Hawaii's operating costs decreased $7.2 million primarily as a result of the Independence Drydock; while Delta Queen's cruise operating costs increased only $0.8 million or 3% in response to an 18% increase in revenue. Savings in Delta Queen's passenger and vessel expenses were offset by an increase in air and land package expense corresponding to the increased sales of air and land packages. Consolidated gross profit for the cruise lines increased $2.3 million for the first half of 1997.

Consolidated SG&A decreased $2.8 million to $22.2 million for the first half of 1997 from $25.0 million for the same period in 1996. Of the $2.8 million decrease, $1.0 million was attributable to the Hotel, with the remainder of the decrease primarily due to the implementation of cost savings measures. The $0.3 million decrease in depreciation and amortization expense was primarily attributable to a $0.2 million decrease in Hotel-related depreciation expense.

In the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. The Company has reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of June 30, 1997, the balance of this reserve was $2.2 million.

Consolidated cruise operating income for the first half of 1997 was $1.6 million as compared to a cruise operating loss of $2.5 million, excluding the write-down, for the first half of 1996. Hotel operating income for the first half of 1996 was $1.4 million.

Interest expense decreased $0.9 million due to a lower outstanding debt balance in the first half of 1997. The Company's consolidated effective tax rate was higher in the first half of 1997 as compared to the same period in 1996. In the first half of 1996, the Company recognized a valuation allowance for the full amount of the Federal tax benefit due to the possibility that the deferred tax asset created may not be realized in the future. The Company subsequently reviewed its position and in the fourth quarter of 1996 recognized an adjustment for the full amount of the Federal tax benefit.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the six months ended June 30, 1997, cash received from operations before changes in unearned passenger revenues ("Operating Cash Flow") was $6.0 million compared to cash used in operations of $2.8 million in the prior year. Operating Cash Flow reflected the improved operating performance of Delta Queen in the first half of 1996, as discussed previously under Results of Operations. Unearned passenger revenues, representing passenger cruise deposits, increased $9.1 million in the first half of 1997 reflecting the seasonal increase in advance reservation levels typically experienced at both cruise lines.

Capital Expenditures

Capital expenditures of $16.5 million in the first half of 1997 included $12.4 million related to the Independence Drydock costs. Other significant capital expenditures included $2.9 million primarily related to the Delta Queen, Mississippi Queen, and American Queen lay-ups.

The Independence was out of service for a four-week period ending June 13, 1997 for a drydock as required by the U.S. Coast Guard. During this out of service period, 1997 SOLAS upgrades were made, as well as passenger area enhancements and the build-out of 25 new passenger cabins. The cost of this drydock was approximately $13.5 million of which $1.1 million represented repairs and maintenance.

In addition, with the Company's decision to relocate the sales, marketing, and accounting departments of American Hawaii from Chicago to New Orleans, the current Delta Queen operating facility at Robin Street Wharf will be expanded and upgraded. The work will be completed in phases from the middle of September 1997 through the end of December 1997, at an approximate cost of $3.0 million. The Company anticipates the cost of the relocation to be approximately $0.5 million which will be expensed during the second half of 1997.

Debt

As of June 30, 1997, the Company complied with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity, particularly with regard to the American Hawaii business. In addition, the Company also evaluates opportunities to strategically grow its business. If it would elect to increase capacity or pursue a strategic business opportunity, the Company may seek to secure additional financing. Notwithstanding, there can be no assurances that the Company will choose to increase capacity or strategically grow its business, or, if it elects to do so, that it will be able to obtain additional financing at commercially acceptable levels.

Other

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. In June 1996, the FMC issued proposed regulations to increase the financial responsibility requirements. The Company filed its opposition to the proposal, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, would require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

On July 31, 1997, the Company announced that the Board of Directors of the Company approved a stock repurchase plan on June 11, 1997. The plan authorizes the Company to repurchase up to one million shares of its stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions.

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

             None

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







Dated:  AUGUST 13, 1997
        -----------------------