Form 10-Q
period 1997-09-30
AMERICAN CLASSIC VOYAGES CO
filed 1997-11-13
CIK 315136

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934



                      COMMISSION FILE NUMBER:  0-9264



                         AMERICAN CLASSIC VOYAGES CO.
            (Exact name of registrant as specified in its charter)




         DELAWARE                                               31-0303330
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)


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


As of October 31, 1997, there were 13,986,344 shares of Common Stock outstanding.


================================================================================

                         AMERICAN CLASSIC VOYAGES CO.
                                    INDEX


ITEM DESCRIPTION                                                                                        PAGE
----------------                                                                                        ----
Part I.   Financial Information:

          Item 1.      Condensed Consolidated Financial Statements (Unaudited)

                       Condensed Consolidated Statements of Income for the
                       Three Months and Nine Months Ended September 30, 1997
                       and 1996.......................................................................    3

                       Condensed Consolidated Balance Sheets at September 30,
                       1997 and December 31, 1996.....................................................    4

                       Condensed Consolidated Statements of Cash Flows for
                       the Nine Months Ended September 30, 1997 and 1996..............................    5

                       Notes to Condensed Consolidated Financial Statements...........................    6

          Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations............................................    9


Part II.  Other Information:

          Item 1.      Legal Proceedings..............................................................   15

          Item 6.      Exhibits and Reports on Form 8-K...............................................   15

                         AMERICAN CLASSIC VOYAGES CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)




                                                                         For the Three Months    For the Nine Months
                                                                          Ended September 30,     Ended September 30,
                                                                         --------------------------------------------
                                                                           1997        1996        1997       1996
                                                                         --------     -------    --------   ---------
Revenues.............................................................     $49,746     $49,776    $132,474   $ 140,425

Cost of operations (exclusive of depreciation and
  amortization shown below)..........................................      30,140      31,826      81,974      91,198
                                                                         --------     -------    --------   ---------
Gross profit.........................................................      19,606      17,950      50,500      49,227

Selling, general and administrative expenses.........................       9,150       9,568      31,326      34,530
Depreciation and amortization expense................................       4,358       3,548      11,494      10,934
Impairment write-down (Note 4).......................................           -           -           -      38,390
                                                                         --------     -------    --------   ---------
Operating income (loss)..............................................       6,098       4,834       7,680     (34,627)

Interest income......................................................         277         172         796         623
Interest expense.....................................................       1,758       1,977       5,211       6,306
                                                                         --------     -------    --------   ---------
Income (loss) before income taxes....................................       4,617       3,029       3,265     (40,310)

Income tax expense (benefit).........................................       1,847         178       1,306        (271)
                                                                         --------     -------    --------   ---------
Net income (loss)....................................................     $ 2,770     $ 2,851    $  1,959   $ (40,039)
                                                                         ========     =======    ========   =========
Per Share Information:

Primary:
Average common and common equivalent shares
outstanding..........................................................      14,349      13,805      14,232      13,783
Earnings (loss) per common and common equivalent                         ========     =======    ========   =========
share................................................................     $  0.19     $  0.21    $   0.14   $   (2.90)
                                                                         ========     =======    ========   =========
Fully Diluted:
Average common and common equivalent shares
outstanding..........................................................      14,640      14,004      14,619      13,783
                                                                         ========     =======    ========   =========
Earnings (loss) per share assuming full dilution.....................     $  0.19     $  0.20    $   0.13   $   (2.90)
                                                                         ========     =======    ========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN CLASSIC VOYAGES CO.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except shares and par value)



                                                      (Unaudited)         (Audited)
                                                     September 30,       December 31,
                                                         1997                1996
                                                     ------------        ------------
ASSETS
Cash and cash equivalents........................       $ 19,474           $ 17,908
Restricted short-term investments................            624              2,957
Accounts receivable..............................          1,084              3,734
Prepaid expenses and other current assets........          9,989              7,640
                                                     ------------        ------------
   Total current assets..........................         31,171             32,239

Property and equipment, net......................        172,624            166,883
Deferred tax asset, net..........................         10,125             10,968
Other assets.....................................          1,645              1,774
                                                     ------------        ------------
   Total assets..................................       $215,565           $211,864
                                                     ============        ============

LIABILITIES
Accounts payable.................................       $ 12,536           $ 10,683
Other accrued expenses...........................         17,650             24,532
Current portion of long-term debt................          4,410              4,100
Unearned passenger revenues......................         40,410             31,669
                                                     ------------        ------------
   Total current liabilities.....................         75,006             70,984

Long-term debt, less current maturities..........         82,326             85,898
                                                     ------------        ------------
   Total liabilities.............................        157,332            156,882
                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
  authorized, none issued and outstanding).......              -                  -
Common stock, $.01 par value (20,000,000 shares
  authorized; 13,958,066 and 13,867,829 shares
 issued and outstanding, respectively)...........            140                139
Additional paid-in capital.......................         76,543             75,252
Accumulated deficit..............................        (18,450)           (20,409)
                                                     ------------        ------------
   Total stockholders' equity....................         58,233             54,982
                                                     ------------        ------------
                                                        $215,565           $211,864
                                                     ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN CLASSIC VOYAGES CO.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)



                                                       For the Nine Months
                                                        Ended September 30,
                                                       --------------------
                                                        1997        1996
                                                       -------    --------
OPERATING ACTIVITIES:
 Net income (loss)................................     $ 1,959    $(40,039)
     Depreciation and amortization................      11,494      10,934
     Impairment write-down (Note 4)...............           -      38,390
     Changes in working capital and other:
         Working capital changes and other........      (2,657)     (5,857)
         Unearned passenger revenues..............       8,741      11,607
                                                       -------    --------
     Net cash provided by operating activities....      19,537      15,035
                                                       -------    --------
INVESTING ACTIVITIES:
 Decrease in restricted short-term investments....       2,333       7,724
 Capital expenditures.............................     (17,915)    (13,863)
                                                       -------    --------
     Net cash used in investing activities........     (15,582)     (6,139)
                                                       -------    --------
FINANCING ACTIVITIES:
 Proceeds from borrowings.........................           -       6,903
 Repayment of borrowings..........................      (3,262)    (13,585)
 Issuance of common stock.........................         873         203
 Deferred financing fees..........................           -        (366)
                                                       -------    --------
     Net cash used in financing activities........      (2,389)     (6,845)
                                                       -------    --------
Increase in cash and cash equivalents.............       1,566       2,051
Cash and cash equivalents, beginning of period....      17,908       6,048
                                                       -------    --------
Cash and cash equivalents, end of period..........     $19,474    $  8,099
                                                       =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest.....................................     $ 5,159    $  6,104
     Income taxes.................................     $   194    $    425


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN CLASSIC VOYAGES CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (Unaudited)

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

2. RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. The Company will adopt the new standard, as required, in the fourth quarter of 1997.

Pro forma earnings per share, if SFAS No. 128 had been applied, are as follows:

                                        For the Three Months         For the Nine Months
                                      Ended September 30, 1997     Ended September 30, 1997
                                      ------------------------     ------------------------
Pro forma amounts:
     Basic earnings per share                 $0.20                      $0.14
     Diluted earnings per share               $0.19                      $0.14
As reported:
     Primary earnings per share               $0.19                      $0.14
     Fully diluted earnings per share         $0.19                      $0.13

3.   DEBT:

Long-term debt consisted of (in thousands):

                                                                                           September 30,     December 31,
                                                                                               1997             1996
                                                                                           -------------     ------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series,
  floating rate notes due semi-annually beginning February 24, 1996 through
  August 24, 2005...................................................................          $19,388         $21,812
U.S. Government Guaranteed Ship Financing Bond, American Queen Series,
  7.68% fixed rate, sinking fund bonds due semi-annually beginning February
  24, 2006 through June 2, 2020.....................................................           36,353          36,353
U.S. Government Guaranteed Ship Financing Note, Independence Series A,
  floating rate notes due semi-annually beginning June 7, 1996 through
  December 7, 2005..................................................................           11,231          11,892
U.S. Government Guaranteed Ship Financing Bond, Independence Series A,
  6.84% fixed rate sinking fund bonds due semi-annually beginning June 7,
  2006 through December 7, 2015.....................................................           13,215          13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B,
  floating rate notes due semi-annually beginning December 7, 1996 through
  December 7, 2005..................................................................            3,009           3,186
U.S. Government Guaranteed Ship Financing Bond, Independence Series B,
  7.46% fixed rate sinking fund bonds due semi-annually beginning June 7,
  2006 through December 7, 2015.....................................................            3,540           3,540

Revolving credit facility (maximum availability of $15 million).....................                -               -
                                                                                              -------         -------
                                                                                               86,736          89,998

Less current portion...........................................                                 4,410           4,100
                                                                                              -------         -------
                                                                                              $82,326         $85,898
                                                                                              =======         =======

As of September 30, 1997, the Company's restricted short-term investments included the escrow account for the remaining American Queen construction costs. The account balance of $0.3 million was released to the Company in October 1997 and was used to pay down the principal balance of the American Queen Series.

As of September 30, 1997, the Company complied with all covenants under its various debt agreements.

4.   IMPAIRMENT WRITE-DOWN:

As discussed more fully in the Company's Annual Report, in the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. The impairment write-down was recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which the Company adopted effective January 1, 1996. SFAS No. 121 establishes accounting standards for recognizing the impairment of long-lived assets, identifiable intangibles and goodwill, whether to be disposed of or to be held and used. The Company reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel.

In September 1997, the Company entered into a contract to sell the vessel in the fourth quarter of 1997 for net sale proceeds of $1.8 million. Accordingly, as of September 30, 1997, the salvage value of the vessel was written down from $2.5 million to $1.8 million, which was reflected in property and equipment on the balance sheet. This write-down was offset by a reduction in the reserve set-up for the estimated costs to be incurred on behalf of the vessel, as mentioned above.

5. ACCUMULATED DEFICIT:

Changes in accumulated deficit for the nine months ended September 30, 1997 were (in thousands):


             Accumulated deficit at December 31, 1996.............   $(20,409)
             Net income...........................................      1,959
                                                                     --------
             Accumulated deficit at September 30, 1997............   $(18,450)
                                                                     ========

                         AMERICAN CLASSIC VOYAGES CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. ("AMCV," or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The following discusses the Company's consolidated results of operations and financial condition for the third quarter and nine month period ended September 30, 1997 versus the comparable periods ended September 30, 1996. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended December 31, 1996.

The Company, through its various subsidiaries, operates two cruise lines:
"Delta Queen", which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats, and "American Hawaii", which owns and operates the Independence steamship. American Hawaii also owned the Constitution steamship which was removed from service in June 1995 and was sold in November 1997.
The Company wrote-down the value of the vessel to its estimated salvage value effective March 31, 1996 and then to its net sale proceeds, effective September 30, 1997. The Company also owned and operated the Maison Dupuy Hotel ("Hotel") located in New Orleans, prior to its sale in October 1996 ("Hotel Sale").

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

Results of operations for the first nine months of 1996 include an impairment write-down as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements. In addition, 1996 operating results included the operations of the Hotel which was sold in October 1996. American Hawaii is required by the U.S. Coast Guard to drydock the Independence once every 30 months, and as such, the Independence was out of service for a four-week period ending June 13, 1997 ("Independence Drydock"). As a result of the factors mentioned above, interim results of operations are not necessarily indicative of results for a full year.

RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months and nine months ended September 30, 1997 and 1996 (dollars in thousands):

                                      FINANCIAL HIGHLIGHTS


                                   For the Three Months    For the Nine Months
                                    Ended September 30,    Ended September 30,
                                   --------------------    --------------------
                                     1997        1996        1997       1996
                                    -------     -------    --------   --------
Revenues.......................     $49,746     $49,776    $132,474   $140,425
                                    =======     =======    ========   ========
Operating income (loss)........     $ 6,098     $ 4,834    $  7,680   $(34,627)
                                    =======     =======    ========   ========
Net income (loss)..............     $ 2,770     $ 2,851    $  1,959   $(40,039)
                                    =======     =======    ========   ========

                             OPERATING STATISTICS


                                                For the Three Months    For the Nine Months
                                                 Ended September 30,     Ended September 30,
                                                --------------------    --------------------
                                                   1997        1996        1997        1996
                                                 --------     -------     -------     -------
Fare revenue per passenger night.............     $   224     $   209     $   230     $   211
Total revenue per passenger night............     $   297     $   278     $   304     $   280

Weighted average operating days (1):
   DELTA QUEEN...............................          92          92         254         258
   AMERICAN HAWAII...........................          92          92         245         274

Vessels capacity per day (berths) (2):
   DELTA QUEEN...............................       1,026       1,024       1,026       1,024
   AMERICAN HAWAII...........................         865         817         835         817

Capacity passenger nights (3)................     173,956     169,372     465,583     488,252

Passenger nights (4).........................     167,710     173,150     436,085     481,467
Physical occupancy percentage (berths) (5)...         96%        102%         94%         99%


--------------------------

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

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Consolidated third quarter 1997 revenues were $49.7 million which decreased slightly from $49.8 million for the third quarter of 1996. Cruise revenues increased $1.6 million which was offset by a $1.7 million decrease in Hotel revenues as a result of the Hotel Sale in October 1996. Delta Queen's cruise revenues increased $3.8 million, reflecting a 17% increase in fare revenue per passenger night ("fare per diems") slightly offset by a 2% decrease in occupancy rates. The increase in fare per diems as compared to 1996 was attributable to the shifting of the booking cycle of when a majority of cabin inventory is sold to its optimal schedule of six to nine months in advance. This shifting of the booking cycle reduced the use of discounts to fill open inventory close to a sailing date. American Hawaii's revenues decreased $2.2 million in the third quarter 1997 due to an 11% decrease in occupancy rates combined with a 7% decrease in fare per diems, which was due to an increase in fare discounts. Consolidated fare per diems and consolidated total revenue per passenger night both increased by 7% to $224 and $297 respectively, primarily due to the increase in fare per diems at Delta Queen.

Consolidated cost of operations decreased $1.7 million to $30.1 million for the third quarter of 1997 from $31.8 million for the comparable period of 1996. Hotel-related costs of operations represented $0.6 million of the 1996 costs. The remaining decrease in the cost of operations was attributable to lower than anticipated repair and maintenance expense incurred during the Independence Drydock and a decrease in passenger air expense as a result of fewer passengers purchasing add-on air through the Company. Consolidated gross profit for the cruise lines increased $2.8 million for the third quarter 1997 as compared to 1996.

Consolidated selling, general and administrative ("SG&A") expenses decreased $0.4 million to $9.2 million for the third quarter of 1997 from $9.6 million for the same period in 1996. Included in SG&A expenses for the third quarter 1997 were $0.7 million of relocation costs incurred as a result of the move of American Hawaii's mainland office from Chicago to New Orleans and costs incurred in planning for capacity expansion in Hawaii. The comparable period of 1996 also included $0.5 million of Hotel related SG&A expenses. The $0.8 million increase in depreciation expense was attributable to the recently completed Independence Drydock and capital improvements on Delta Queen vessels principally placed in service during lay-ups earlier in the year.

In the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. In September, 1997, the Company entered into a contract to sell the vessel for net sale proceeds of $1.8 million.
Accordingly, as of September 30, 1997, the salvage value of the vessel was written down from $2.5 million to $1.8 million, which was reflected in property and equipment on the balance sheet. This write-down was offset by a reduction in the reserve set-up for the estimated costs to be incurred on behalf of the vessel until its eventual disposition.

Consolidated cruise operating income for the third quarter of 1997 was $6.1 million, as compared to a cruise operating income of $4.3 million for the comparable period of 1996, which included Hotel operating income of $0.5 million.

Interest expense decreased $0.2 million due to a lower outstanding debt balance in the third quarter of 1997. The Company's consolidated effective tax rate was higher in the third quarter of 1997 as compared to the same period in 1996. For the nine months ended September 30, 1996, the Company recognized a valuation allowance for the full amount of the Federal tax benefit due to the possibility that the deferred tax asset created may not be realized in the future. The Company subsequently reviewed its position and in the fourth quarter of 1996 recognized an adjustment for the full amount of the Federal tax benefit.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1996

Consolidated revenues for the first nine months of 1997 decreased $7.9 million to $132.5 million from $140.4 million for the first nine months of 1996 representing a $2.4 million decrease in cruise revenues combined with a $5.5 million decrease in Hotel revenues as a result of the Hotel Sale. Delta Queen's cruise revenues increased $11.0 million, reflecting an 18% increase in fare per diems combined with an 18% increase in revenue from air and land packages. The increase in fare per diems as compared to 1996 was attributable to the shifting of the booking cycle of when a majority of cabin inventory is sold to its optimal schedule of six to nine months in advance. This shifting of the booking cycle reduced the use of discounts to fill open inventory close to a sailing date. American Hawaii's revenues decreased $13.4 million as a result of a 11% decrease in operating days due to the Independence Drydock combined with a 10% decrease in occupancy rates. Consolidated fare per diems for the first nine months of 1997 increased 9% to $230, and consolidated total revenue per passenger night increased 8% to $304, primarily due to the increase in fare per diems at Delta Queen.

Consolidated cost of operations decreased $9.2 million to $82.0 million for the first nine months of 1997 from $91.2 million for the comparable period of 1996. Hotel-related costs of operations represented $1.8 million of the 1996 costs. American Hawaii's operating costs decreased $8.9 million primarily as a result of the Independence Drydock while Delta Queen's cruise operating costs increased $1.5 million, or 4%. Savings in Delta Queen's passenger and vessel expenses were offset by an increase in air and land package expense corresponding to the increased sales of air and land packages. Consolidated gross profit for the cruise lines increased $5.0 million for the first nine months of 1997.

Consolidated SG&A decreased $3.2 million to $31.3 million for the first nine months of 1997 from $34.5 million for the same period in 1996. Of the $3.2 million decrease, $1.5 million was attributable to the Hotel, with the remainder of the decrease primarily due to the implementation of cost savings measures. Also included in SG&A expenses for the first nine months of 1997 were $0.9 million of relocation costs and costs incurred for planning for capacity expansion in Hawaii. The $0.6 million increase in depreciation and amortization expense was attributable to the recently completed Independence Drydock and capital improvements on Delta Queen vessels during lay-ups earlier in the year.

In the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. In September, 1997, the Company entered into a contract to sell the vessel for net sale proceeds of $1.8 million.
Accordingly, as of September 30, 1997, the salvage value of the vessel was written down from $2.5 million to $1.8 million, which was reflected in property and equipment on the balance sheet. This write-down was offset by a reduction in the reserve set-up for the estimated costs to be incurred on behalf of the vessel until its eventual disposition.

Consolidated cruise operating income for the first nine months of 1997 was $7.7 million as compared to a cruise operating income of $1.9 million, excluding the write-down, for the first nine months of 1996. Hotel operating income for the first nine months of 1996 was $1.9 million.

Interest expense decreased $1.1 million due to a lower outstanding debt balance in the first nine months of 1997. The Company's consolidated effective tax rate was higher in the first nine months of 1997 as compared to the same period in 1996. For the nine months ended September 30, 1996, the Company recognized a valuation allowance for the full amount of the Federal tax benefit due to the possibility that the deferred tax asset created may not be realized in the future. The Company subsequently reviewed its position and in the fourth quarter of 1996 recognized an adjustment for the full amount of the Federal tax benefit.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the nine months ended September 30, 1997, cash received from operations before changes in unearned passenger revenues ("Operating Cash Flow") was $10.8 million compared to cash received from operations of $3.4 million in the prior year. Operating Cash Flow reflected the improved operating performance of Delta Queen in the first nine months of 1997, as discussed previously under Results of Operations. Unearned passenger revenues, representing passenger cruise deposits, increased $8.7 million in the first nine months of 1997 reflecting the seasonal increase in advance reservation levels typically experienced at both cruise lines.

Capital Expenditures

Capital expenditures of $17.9 million in the first nine months of 1997 included $12.4 million related to the Independence Drydock costs and $2.9 million related to the Delta Queen vessel lay-ups.

In addition, as a result of the Company's decision to relocate the sales, marketing, and accounting departments of American Hawaii from Chicago to New Orleans, the current operating facility at Robin Street Wharf was expanded and upgraded, at an approximate cost of $1.7 million in the first nine months of 1997. The work will continue in the fourth quarter of 1997 and is expected to cost an additional $1.2 million to complete.

The Independence was out of service for a four-week period ending June 13, 1997 for a drydock as required by the U.S. Coast Guard. During this out-of-service period, 1997 SOLAS upgrades were made, as well as passenger area enhancements and the build-out of 25 new passenger cabins. The cost of this drydock was approximately $13.5 million of which $1.1 million represented repairs and maintenance.

Starting November 30, 1997, the Mississippi Queen will undergo a 15-day lay-up while the Delta Queen will be out of service starting December 13, 1997 for a scheduled 82-day lay-up in which certain renovations will be performed. The American Queen will undergo a 15-day lay-up beginning January 2, 1998. The lay-up for the three vessels, including repairs and maintenance, is expected to cost $7.0 million and will be funded from cash on hand.

Debt

As of September 30, 1997, the Company's restricted short-term investments included the escrow account for the remaining American Queen construction costs. The account balance of $0.3 million was released to the Company in October 1997 and was used to pay down the principal balance of the American Queen Series.

As of September 30, 1997, the Company complied with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity at both Delta Queen and American Hawaii and to strategically grow its business. As discussed below, the Company recently announced plans to expand capacity at American Hawaii. As it proceeds with such plans, the Company intends to seek additional financing, although it has not yet determined the nature or amount of such financing. Although the Company believes that it will be able to obtain sufficient funding from the capital markets to construct the new vessels, there can be no assurances that the Company will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if the Company so chooses, to pursue a strategic business opportunity.

Other

On October 17, 1997, the Company announced its plans to expand capacity at American Hawaii. The expansion plans are made possible by a recently enacted law establishing a pilot project to develop the U.S.-flag cruise ship industry and stimulate commercial construction in U.S. shipyards. The shipbuilding pilot project was included in the Department of Defense Appropriations Act for Fiscal Year 1998. The law enables an operator of a U.S.-flag vessel, who commits to building two privately funded cruise ships in a U.S. shipyard, to temporarily operate an existing foreign-flag cruise ship while the new ships are under construction. The Company intends for American Hawaii to add another vessel in the Hawaii market as early as mid-1999.

The sale of the Constitution was completed in November, 1997 when the vessel was delivered to the buyer and net sales proceeds of $1.8 million was received by the Company.

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

On July 31, 1997, the Company announced that the Board of Directors of the Company approved a stock repurchase plan on June 11, 1997. The plan authorizes the Company to repurchase up to one million shares of its stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of September 30, 1997, the Company has not repurchased any shares under the plan.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; construction delays and/or cost overruns during regularly scheduled lay-ups and/or drydocks; delays and/or costs overruns during the development and/or construction of new vessels; the impact of changes and/or repeal of laws and implementation of government regulations; an increase in capacity at American Hawaii or pursuit of a strategic business opportunity; and the ability to obtain additional financing, if necessary.

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

            11.           Computation of earnings per share

            27.           Financial data schedule.



         b)   Reports on Form 8-K:

              None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AMERICAN CLASSIC VOYAGES CO.




                                           By:  /s/ Philip C. Calian
                                                -------------------------------
                                                Philip C. Calian
                                                Chief Executive Officer



                                           By:  /s/ O. Ivy Wu
                                                -------------------------------
                                                O. Ivy Wu
                                                Treasurer





Dated:  November 13, 1997
      --------------------------