Form 10-K
period 1997-12-31
AMERICAN CLASSIC VOYAGES CO
filed 1998-03-31
CIK 315136

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                           _________________________


                                   FORM 10-K


         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1997

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $146.8 million based upon the last reported sale price of $22.00 per share on March 23, 1998 on The Nasdaq Stock Market. Using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, certain persons designated as affiliates for purposes of this computation may not be held to be affiliates upon judicial determination.

As of March 23, 1998, there were 14,061,904 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

PART III     --      Portions of the registrant's definitive Proxy Statement,
                     which will be filed with the Securities and Exchange
                     Commission by April 29, 1998.

===============================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX


ITEM DESCRIPTION                                                                     PAGE
----------------                                                                     ----
Part I
        Item 1  -  Business......................................................     3
        Item 2  -  Properties....................................................     8
        Item 3  -  Legal Proceedings.............................................     9
        Item 4  -  Submission of Matters to a Vote of Security Holders...........     9

Part II
        Item 5  -  Market for Registrant's Common Equity and Related
                   Stockholder Matters...........................................    10
        Item 6  -  Selected Financial Data.......................................    10
        Item 7  -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................    10
        Item 7A -  Quantitative and Qualitative Disclosures About Market Risk....    10
        Item 8  -  Financial Statements and Supplementary Data...................    10
        Item 9  -  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure........................    10

Part III
        Item 10 -  Directors and Executive Officers of the Registrant............    11
        Item 11 -  Executive Compensation........................................    11
        Item 12 -  Security Ownership of Certain Beneficial Owners
                   and Management................................................    11
        Item 13 -  Certain Relationships and Related Transactions................    11

Part IV
        Item 14 -  Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K.......................................    12

                          AMERICAN CLASSIC VOYAGES CO.

                                    PART I

ITEM 1. BUSINESS

GENERAL

American Classic Voyages Co. and its subsidiaries (the "Company") is the leading provider of overnight passenger cruises on inland waterways in the continental U.S. and among the Hawaiian Islands. The Company operates two cruise lines under the names of The Delta Queen Steamboat Co. ("Delta Queen") and American Hawaii Cruises ("American Hawaii"). Delta Queen currently operates three U.S. flag paddlewheel steamboats having 1,026 total passenger berths, providing three- to 14-night cruise vacations on the Mississippi River System as well as the Intracoastal Waterway. American Hawaii, acquired in August 1993, operates one U.S. flag ocean liner having 867 total passenger berths, providing three-, four- and seven-night inter-island cruises among the Hawaiian Islands. The Company does not offer gaming on its vessels.

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

The Company, a Delaware corporation incorporated in 1985, is a holding company, which owns and controls: (i) The Delta Queen Steamboat Co., ("DQSC"), Inc., which operates Delta Queen through various subsidiaries; and (ii) Great Hawaiian Cruise Line, Inc. ("GHCL"), which operates American Hawaii, through various subsidiaries. DQSC also owned and operated the Maison Dupuy Hotel (the "Hotel"), located in New Orleans, prior to its sale in October 1996. GHCL also owned the Constitution steamship which was removed from service in June 1995 and sold on November 4, 1997. The Company employed 1,404 persons as of December 31, 1997. The Company's executive offices are located at Two North Riverside Plaza, Suite 200, Chicago, Illinois, 60606, and its telephone number is (312) 258-1890.

REVIEW OF 1997 AND RECENT EVENTS

In 1997, the Company's results of operations were affected by the following factors: (i) the improved performance of Delta Queen's operations; (ii) the four week drydock of the Independence; and (iii) costs associated with the relocation and integration of American Hawaii's principal offices into Delta Queen's existing offices and costs incurred for planning to increase capacity at American Hawaii. At Delta Queen, cruise gross profit increased by $7.2 million over the prior year due to increases in fare revenue per passenger night while cruise operating costs were consistent with the prior year's levels. Additional cost control was achieved in cruise selling, general, and administrative expenses, which declined by 10% from the prior year. At American Hawaii, the Independence was out of service for a four-week period ending June 13, 1997 for its once every 30-month drydock, which was completed on time and within its budget. With the buildout of 25 new passenger cabins, the vessel's potential revenue producing capability was increased and passenger area enhancements improved the overall appearance of the vessel. During the drydock, the vessel was also brought into compliance with the applicable Safety of Life at Sea Convention ("SOLAS") fire safety amendments. During 1997, the Company incurred $1.6 million of expenses related to potential capacity expansion at American Hawaii (as further discussed below) and for the relocation of American Hawaii's principal offices from Chicago to New Orleans. These factors, among others, resulted in the Company reporting consolidated operating income of $10.0 million in 1997 compared to an operating loss of $30.5 million in 1996. The 1996 operating loss included a write-down of $38.4 million related to the Constitution and $1.4 million of operating income related to the Hotel which was sold in October 1996.

On October 17, 1997, the Company announced its plans to expand capacity at American Hawaii. The expansion plans have been made possible by a recently enacted law establishing a pilot project to develop the U.S.-flag cruise ship industry and stimulate commercial construction in U.S. shipyards. The shipbuilding pilot project was included in the Department of Defense Appropriations Act for Fiscal Year 1998. The law enables an operator of a U.S.-flag vessel, who commits to building two privately funded cruise ships in a U.S. shipyard, to temporarily operate an existing foreign-flag cruise ship while the new ships are under construction. The Company intends to construct two new cruise ships over the next seven years and plans for American Hawaii to introduce another vessel in the Hawaii market as early as mid-1999 while awaiting construction of the new vessels.

NARRATIVE DESCRIPTION OF BUSINESS

Delta Queen

Delta Queen markets its steamboats as the "Legendary Delta Queen", the "Magnificent Mississippi Queen" and the "Grand American Queen" and the cruise experience using its Steamboatin'(R) registered servicemark. Delta Queen's steamboats travel along the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois, Kanawha, Red and Atchafalaya Rivers, as well as the Intracoastal Waterway. Ports of embarkation/debarkation, which are typically locations of historical or cultural significance, include New Orleans, Memphis, St. Louis, St. Paul, Ottawa, Louisville, Cincinnati, Pittsburgh, Nashville, Chattanooga, Little Rock and Galveston. Other ports of call include such towns as Hannibal, Missouri; Prairie du Chien, Wisconsin; Vicksburg and Natchez, Mississippi; and Shiloh, Tennessee.

The Company promotes special cruise packages revolving around specific themes which allow passengers to participate in activities, meet special guest lecturers, and enjoy entertainment relevant to the theme. Seasonal theme cruises include: "Spring Pilgrimage", "Autumn in America - Fall Foliage" and "Old Fashioned Holidays" while geographic themes include "Dixie Fest", "Mark Twain Heartland", "Cajun Country Culture" and "Gardens of the River". Old standbys and continuing favorites are "Kentucky Derby" cruises that include attendance at the Kentucky Derby horse race and "The Great Steamboat Race", a reenactment of the famous 19th Century race between the Natchez and the Robert
E. Lee steamboats. For nostalgia and history lovers, Delta Queen offers "Big Band", "The Year That Was...", "The Drama of the Civil War" and "Fabulous 50s" theme cruises. In a continuing effort to upgrade its cruise product, Delta Queen will introduce, in 1998, enhancements to the onboard dining, entertainment and shore excursions which will highlight America's heartland. In addition, several new theme cruises will be added, such as "Tramping on the River" cruises featuring impromptu river stops; and "The History of Steamboatin' Revisited", which will retrace the 1811 voyage of the first successful steamboat voyage down the Ohio and Mississippi Rivers to New Orleans.

The Steamboatin' cruise fare for an average five-night cruise, as stated in the 1998/1999 cruise brochure, ranges from luxurious suites at $648 per person per night to interior cabins with lower and upper berths at $262 per person per night, based on double occupancy. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late evening buffet, day and night entertainment on the vessels and port charges.

To attract additional customers, Delta Queen has developed products which combine its steamboat cruises with escorted tours and overnight stays at historic port cities. Delta Queen offers additional services and products to its passengers, including trip cancellation insurance, bar services, beauty salon services, photographs, shore excursions and gift shop products. Delta Queen also distributes a line of specialty products through its onboard gift shops utilizing the Steamboatin' logo. As a convenience to its passengers, Delta Queen will also arrange hotel accommodations and air and land transportation to and from the cruise embarkation and/or debarkation point.

American Hawaii

American Hawaii features seven-night cruise vacations among the Hawaiian Islands. In addition, as part of its weekly itinerary, American Hawaii offers three and four night cruise vacations. Ports of call include Hilo and Kona on the Big Island of Hawaii; Kahului, Maui; Nawiliwili, Kauai; and Honolulu, Oahu. Many cruise passengers also choose to extend their stay in Hawaii, purchasing hotel accommodations through American Hawaii. American Hawaii offers more than 50 optional shore excursion activities of interest to its passengers, including helicopter rides, snorkeling, sea tours and other excursions to observe some of the spectacular natural Hawaiian sights. The itinerary also affords an opportunity to view Mount Kilauea, one of the world's few active volcanoes, and the soaring sea cliffs of the inaccessible Na Pali coast.

American Hawaii offers theme cruises organized around specific activities or seasons, including: "Whales in the Wild" cruises, in which passengers can observe whales that make Hawaii their winter playground; "Hawaiian Heritage" cruises, which emphasize native Hawaiian ceremonies and rituals; and "Big Band" cruises featuring 1940's Big Band orchestra music and Golden Age of Movies film screenings.

Cruise fares on American Hawaii for a seven-night cruise, as stated in the 1998 cruise brochure, range from luxurious suites at $469 per person per night to interior cabins with a single sofa bed and fold-away upper berth at $176 per person per night, based on double occupancy. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late evening buffet, night entertainment on the vessel and port charges. American Hawaii also offers seasonal youth programs to attract passengers with children, as the Independence has a large number of cabins that can accommodate three and four passengers.

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

MARKETING

The Company markets Delta Queen and American Hawaii as separate cruise brands.

Delta Queen is marketed to mature adult travelers as a unique vacation experience aboard classic steamboats in which the people, sights, romance and history of heartland America are explored. The Company believes individuals are attracted to its paddlewheel steamboat cruises because of the quality of its service, dining, accommodations and entertainment as well as the unique characteristics of the steamboat experience, including the connection to American history.

Delta Queen annually welcomes back a large number of prior passengers which is supported through a relationship marketing program. New passengers are acquired through targeted direct mail, direct response advertising and other promotional activity. Media coverage generated by public relations activity is another efficient and effective method of acquiring new customers and building brand awareness. In 1997, Steamboatin' vacations were featured or mentioned in more than 2,000 articles in such publications as Travel & Leisure, The New York Times, Travel Holiday, The Los Angeles Times and McCall's. Inquiries from advertising, promotional activity and media coverage are fulfilled via direct mail and a full color product brochure and promotional literature. In addition, a significant number of annual customers result from referrals given by prior customers. Nearly all Steamboatin' vacations are booked via travel agents, who receive frequent communications from the Company, and who are supported with collateral and mailing materials.

American Hawaii is marketed as the best and most convenient way to experience the Hawaiian Islands. The Company accomplishes this by gearing the onboard dining, entertainment, and the extensive offering of shore excursions towards an Hawaiian theme. Additionally, the Hawaiian vacation package is promoted as a convenient and rewarding alternative to land-based multi-island vacations.

American Hawaii targets consumers who are interested in Hawaii, as well as cruise enthusiasts, through strategically targeted direct mail campaigns, and the Holokai Hui News newsletter, aimed at repeat passengers. American Hawaii also places full color advertisements in specialized publications such as Modern Maturity, Car and Travel and Endless Vacation magazines and has been the subject of feature articles in national travel and leisure magazines and newspaper travel sections. To supplement and reinforce these efforts, full color sales brochures are distributed to prospective customers as well as travel agents. The travel agency community also receives periodic fax broadcasts and a quarterly newsletter, the Kuaihelani.

SALES

The Company maintains separate field sales and reservation staffs for Delta Queen and American Hawaii. The Company sells its cruise products primarily through two major channels, of which the most significant channel is travel agents operating throughout the U.S. The Company has programs which educate travel agents about the unique nature of the Company's travel experiences, the vessels' itineraries, special programs, theme cruises and pricing policies. To assist in obtaining reservations from travel agents, the Company engages in both consumer and trade-oriented advertising, including direct mailings of the Company's literature to travel agencies. The Company maintains contact with travel agents through each cruise line's 13 field sales personnel who conduct educational seminars and attend trade shows. The Company's second major sales channel is group travel organizers, consisting of clubs, travel agencies and tour operators who arrange for the sale of cruise vacations at discounted fares. The Company provides a variety of incentives to these organizers, including fare discounts and promotional materials. During 1997, one travel agency consortium accounted for 10.8% of the Company's revenues. The Company believes the loss of such customer would not have a material adverse effect on the Company's sales.

PRICING AND ADVANCE RESERVATIONS

The Company issues separate full color sales brochures for each of Delta Queen and American Hawaii, which contain descriptive information, itineraries and fare schedules, prior to the beginning of each upcoming calendar year. The Company prices its cruise fares, based on cabin category, using a single pricing schedule for each cruise line throughout the calendar year. As an inducement for passengers to book early, the Company generally offers an early booking discount which typically consists of the current year's fares to passengers who book more than six to eight months in advance for the upcoming year. In addition, the Company offers to group travel organizers and others certain discounts from the Company's published fare schedule. To stimulate additional demand, the Company may offer discounts from the Company's published fare schedule.

The Company actively markets its cruises up to one year prior to the cruise year and the level of advance reservations at any given date provides the Company with an indication of its future fare revenue. A significant portion of such reservations is booked more than six months in advance of the cruise date. Generally, customers of each cruise line must pay a $300 refundable deposit within one week of booking a cruise with the balance of the cruise fare to be remitted 60 days in advance of the departure date. Cancellations received after a certain date are subject to a loss of deposit and/or a cancellation charge ranging from 25% to 100% of the cruise fare. For a nominal fee, the Company also offers trip cancellation insurance through a third-party insurer which allows the customers to reduce their exposure to cancellation charges. As of December 31, 1997, advance reservations for the 1998 cruise year for both Delta Queen and American Hawaii combined were $76.2 million. However, the Company cannot specifically determine the amount of revenues to be derived from advance reservations as there can be no assurance that any particular advance reservation will result in any revenue to the Company.

SEASONALITY

Delta Queen's operations are seasonal. Historically, there is greater passenger interest and higher yields in the spring and fall months of the year. Accordingly, the vessels typically undergo their annual lay-up in January for repairs, maintenance and significant capital projects. American Hawaii's operations are moderately seasonal with greater passenger interest in the winter and summer months of the year. During the summer months in particular, American Hawaii tends to have average occupancy in excess of 100% as the number of families sharing cabins with children increases significantly during this period.

The Company's 1997 results are not comparable to 1996 due to (i) the Independence drydock for a four week period ended June 13, 1997, (ii) the March 1996 impairment write-down of the Constitution and (iii) the October 1996 sale of the Maison Dupuy Hotel.

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

The Company believes that it is the largest provider of overnight cruise vacations on U.S. flag vessels, and that its cruise experience differentiates the Company's vacation packages from other overnight cruise vacations and other vacation alternatives. The Company further believes its principal competitive strengths include: (i) a high level of recognition by, and familiarity with, its customer base; (ii) the distinctive nature of its products as an opportunity to experience historical aspects of American heritage and the beauty of the Hawaiian islands; and (iii) the vessels' status as U.S. flag vessels with American crews.

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

GOVERNMENT REGULATION

Federal maritime law currently prohibits non-U.S. flag vessels from receiving and discharging passengers at any two U.S. ports without stopping at an intervening non-U.S. port. Periodically there has been debate about the potential amendment or repeal of this law and the broader cabotage laws encompassed under the Merchant Marine Act of 1920, also known as the Jones Act and the Passenger Vessel Services Act ("PVSA"). In August 1995, the Company joined the Maritime Cabotage Task Force ("MCTF"), a broad national coalition of 415 companies, associations and unions representing all modes of domestic transportation. The MCTF is responsible for monitoring potential adverse changes in legislation that could affect the U.S. maritime industry and publicizing the economic and national security issues relevant to maintaining a strong U.S. flag vessel industry. Through the coalition's efforts, numerous legislators and key Congressional staff members have been made aware of the substantive issues and positions surrounding any changes to this legislation. In 1997, a bill was introduced to modify the PVSA by allowing foreign flagged ships in certain itineraries where there was no existing U.S.-flag ship in service. This bill, however, would not permit foreign flagged ships to compete with the Company's existing operations and itineraries. In October 1997, a hearing was held before the Surface Transportation and Merchant Marine subcommittee of the Senate Commerce Committee. Since such date, no further actions have been taken and no further hearings have been scheduled to date.

American Hawaii's expansion plans have been made possible by a recently enacted law establishing a pilot project to develop the U.S.-flag cruise ship industry and stimulate commercial construction in U.S. shipyards. The shipbuilding pilot project was included in the Department of Defense Appropriations Act for Fiscal Year 1998. The law enables an operator of a U.S.-flag vessel, who commits to building two privately funded cruise ships in a U.S. shipyard, to temporarily operate an existing foreign-flag cruise ship while the new ships are under construction.

The Company is subject to various Federal and state regulations which affect the operations of its vessels. Most importantly, the Company's vessels, as U.S. flag vessels, are subject to regulations promulgated by the U.S. Department of Transportation and enforced by the U.S. Coast Guard ("Coast Guard"). The Coast Guard conducts both scheduled and unannounced inspections to determine compliance with these regulations and has the authority to delay or suspend cruises. The Delta Queen vessels must be drydocked for an inspection of the hulls' exteriors every five years. Previously, American Hawaii was required to drydock the Independence approximately every 18 months for a similar procedure. The Coast Guard is empowered to increase the interval between inspections and accordingly, the Company has requested and received permission from the Coast Guard to lengthen the interval of the drydocking of the Independence to every 30 months, subject to annual hull surveys. In May 1997, the Independence was out of service for a four-week period for its once every 30-month drydock.

The Company, like other entities that operate vessels on U.S. waterways, is subject to certain Federal, state and local health and safety laws, regulations and ordinances, such as the Clean Air Act, Clean Water Act, Ocean Dumping Act, Occupational Safety and Health Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. Periodically, the Company incurs expenditures to keep its vessels in compliance with such environmental laws and regulations. The Company does not anticipate making any material expenditures in 1998 with respect to environmental matters. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

SOLAS, to which the U.S. is a party, requires that passenger vessels for 50 or more passengers be constructed of fire retardant materials. Since the Delta Queen's superstructure is wood, the vessel requires a legislative exemption from the SOLAS requirement. Since 1968 Congress has granted the Delta Queen seven consecutive Congressional exemptions from this SOLAS requirement because of fire prevention and safety enhancements made to the vessel and the Delta Queen's historic status. The legislation exempting the Delta Queen requires the Company to notify potential passengers that the Delta Queen does not comply with applicable fire standards and prohibits the Company from disclaiming liability for loss due to fire caused by the Company's negligence. The current exemption has been extended to November 1, 2008. The Company's ability to operate the Delta Queen is dependent upon retaining its current Congressional exemption and obtaining additional exemptions subsequent to 2008. For ocean-going passenger vessels, fire safety amendments to SOLAS require that certain enhancements to life safety systems must be made by October 1, 1997. The Independence was brought into compliance during its spring 1997 drydock as discussed above.

The Company's vessels are also subject to regulation under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. The FMC has reviewed its standards and in June 1996 issued proposed regulations to increase the financial responsibility requirements. The Company filed its objection to the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, would require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

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

The Company also carries hull and machinery coverage with various insurers, which insures against physical loss and damage to the vessels, subject to a $750,000 deductible and/or co-payment requirements per occurrence per vessel. Although the Company believes the risk of a total loss of the vessels is remote, in all likelihood the replacement costs would exceed these coverage amounts.

The Company believes its insurance coverage is adequate based on the Company's assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages.

EMPLOYEES

The Company employed 1,404 persons as of December 31, 1997. Of the vessels' onboard employees, the American Maritime Officers of the AFL-CIO ("American Maritime Officers") represented approximately 118 individuals, and the Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District of the AFL-CIO ("Seafarers") represented approximately 673 individuals. The American Maritime Officers' contracts for Delta Queen and American Hawaii expire in February 2004 and May 2000, respectively, and the Seafarers' contracts for Delta Queen and American Hawaii expire in December 2003 and May 2000, respectively. Since 1986, the Company has not experienced any work stoppages, and believes its relations with its employees are good.

ITEM 2. PROPERTIES

The Company's principal physical properties include the four vessels, the Delta Queen, Mississippi Queen, American Queen and Independence. In addition, the Company leases the Robin Street Wharf facility in New Orleans, Louisiana and office space in Chicago, Illinois and Honolulu, Hawaii.

DELTA QUEEN

The Delta Queen was constructed in 1926 and has undergone several refurbishments. The vessel is 285 feet long and is powered by twin reciprocating steam engines which generate 2,000 horsepower to drive its paddlewheel. It has a steel hull, a wooden superstructure and 174-passenger berths based on double occupancy.

MISSISSIPPI QUEEN

The Mississippi Queen was placed in service in 1976 and has 416-passenger berths based on double occupancy. The vessel is 382 feet long, has a steel hull and superstructure and is powered by twin reciprocating steam engines which generate 2,000 horsepower to drive its paddlewheel.

AMERICAN QUEEN

The American Queen, was placed in service in June 1995 and has 436-passenger berths based on double occupancy. The vessel is 418 feet long, has a steel hull and superstructure and is partially powered by twin reciprocating steam engines which, when combined with a supplemental propulsion system, generate 3,500 horsepower to drive a wooden/steel paddlewheel.

INDEPENDENCE

The Independence steamship was built in 1951 and has undergone several refurbishments. The vessel is 682 feet long, 89 feet wide, and is powered by twin steam turbines providing 5,100 horsepower. It has a steel hull and superstructure and has 867-passenger berths based on double occupancy. In the spring of 1997, the Independence was out of service for a four-week period for its Coast Guard mandated once very thirty-month drydock that included 1997 SOLAS upgrades, the addition of 25 passenger cabins and public area enhancements.

ROBIN STREET WHARF FACILITY

The New Orleans office building, which is located at Robin Street Wharf, contains approximately 46,000 square feet and houses Delta Queen's and American Hawaii's principal offices. The office building was expanded during 1997 for American Hawaii's passenger services and administrative offices relocated from Chicago, Illinois. The Company has been granted a preferential assignment and right to use the Robin Street Wharf by the Board of Commissioners of the Port of New Orleans (the "Board of Commissioners"). Of the approximately 158,000 square feet of property covered by the preferential assignment, approximately 1,000 linear feet represents river frontage access. The preferential assignment may be terminated at any time by the Board of Commissioners, upon 60 days notice, provided that the Board of Commissioners determines that the wharf is needed for a non-passenger, superior maritime use. The Company believes it is unlikely that the Board of Commissioners will terminate the preferential assignment. If the assignment were to be terminated, the Board of Commissioners would be required to reimburse the Company for a portion of the unamortized cost of its wharf improvements. The Company believes that it could relocate its boarding, docking and office facilities to another location in New Orleans without a material adverse impact on the operations of the Company.

CHICAGO LEASE

The Company's principal executive offices are located at Two North Riverside Plaza, Chicago, Illinois. The Company currently leases approximately 37,000 square feet from Two North Riverside Joint Venture Limited Partnership, an Illinois limited partnership, controlled by an affiliated company, Equity Group Investments, Inc. After the relocation of American Hawaii's offices, the Company subleased, for a six month period, approximately 13,000 square feet to Equity Office Properties Trust, an affiliated company, at a rate which the Company believes to be competitive for comparable space from an unaffiliated landlord. The Company is marketing the subleased space for a long-term arrangement.

HAWAII LEASE

American Hawaii leases approximately 40,000 square feet of office, warehouse and parking space at 2100 Nimitz Highway, Honolulu, Hawaii.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings, to which the Company is a party or of which any of its property is the subject, other than ordinary routine litigation and claims incidental to the business. The Company believes it maintains adequate insurance coverage and reserves for such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART  II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol: AMCV. On March 23, 1998, the last reported sale price for the Company's common stock was $22.00 per share. The following table indicates the high and low sales price information for shares of the Company's common stock as reported by The Nasdaq Stock Market:

                                                           High    Low
         ---------------------------------------------------------------
         QUARTER ENDED: December 31, 1997...............  $19.25  $16.00
                        September 30, 1997..............   18.25   10.25
                        June 30, 1997...................   11.88    9.88
                        March 31, 1997..................   13.00   10.13

         QUARTER ENDED: December 31, 1996...............   13.25    8.50
                        September 30, 1996..............   10.00    6.75
                        June 30, 1996...................    9.50    7.38
                        March 31, 1996..................   11.38    8.00

(b) The number of stockholders of record of common stock on March 23, 1998 was approximately 667.

(c) No dividends were declared in 1996 and 1997. The declaration and payment of future dividends will be within the discretion of the Company's Board of Directors. Payment of dividends will depend, among other things, upon the Company's operating performance and its planned capital requirements.


ITEM 6.  SELECTED FINANCIAL DATA

Information with respect to the Company's selected financial data is set forth under "Selected Financial Data" on page 15.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements" on page 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART   III


ITEMS 10, 11, 12 AND 13  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on June 3, 1998, not later than April 29, 1998. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                   PART   IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements.

          The consolidated financial statements of the Company are set forth in the "Index to Consolidated Financial Statements" on page 14.

(a)(2)    Financial Statement Schedules.

          Financial Statement Schedules, except those indicated in the "Index to Consolidated Financial Statements" on page 14, have been omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or the notes to the financial statements.

(a)(3)    Exhibits are as set forth in the "INDEX TO EXHIBITS" on page 40.


(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  March 30, 1998
      --------------

                                           AMERICAN CLASSIC VOYAGES CO.


                                           By  /s/  Philip C. Calian
                                               -----------------------
                                               Philip C. Calian
                                               Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Samuel Zell            Chairman of the Board
-------------------------
Samuel Zell


/s/ Philip C. Calian       President and Chief Executive Officer
-------------------------  (Principal Executive Officer), Director
Philip C. Calian


/s/ O. Ivy Wu              Treasurer and Chief Accounting Officer
-------------------------  (Principal Accounting Officer)
O. Ivy Wu


/s/ Sheli Z. Rosenberg     Director
-------------------------
Sheli Z. Rosenberg


/s/ Arthur A. Greenberg    Director
-------------------------
Arthur A. Greenberg


/s/ Ann Lurie              Director
-------------------------
Ann Lurie


/s/ Jerry R. Jacob         Director
-------------------------
Jerry R. Jacob


/s/ Joseph P. Sullivan     Director
-------------------------
Joseph P. Sullivan

                          AMERICAN CLASSIC VOYAGES CO.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                              Page
                                                                                             Number
                                                                                             ------
Selected Financial Data.....................................................................   15

Management's Discussion and Analysis of Financial Condition and Results of Operations.......   16

Independent Auditors' Report................................................................   21

Consolidated Financial Statements

    Consolidated Balance Sheets.............................................................   22

    Consolidated Statements of Operations...................................................   23

    Consolidated Statements of Cash Flows...................................................   24

    Consolidated Statements of Changes in Stockholders' Equity..............................   25

    Notes to Consolidated Financial Statements..............................................   26

    Financial Statement Schedules

        Schedule I - Condensed Financial Information of Registrant..........................   36

                          AMERICAN CLASSIC VOYAGES CO.
                            SELECTED FINANCIAL DATA


                                                                 Years Ended December 31,
                                                    -------------------------------------------------
                                                      1997       1996      1995      1994    1993(1)
                                                    -------------------------------------------------
INCOME STATEMENT DATA
(Amounts in thousands)
  Revenues...............................           $177,884   $190,408  $188,373  $195,197  $121,689
                                                    -------------------------------------------------
  Gross profit...........................             66,589     67,863    51,895    51,569    38,708
                                                    -------------------------------------------------
  One-time charges(2)....................                 --     38,390     5,900     5,699        --
                                                    -------------------------------------------------
  Operating income (loss)................              9,984    (30,465)  (14,535)   (4,438)    6,349
                                                    -------------------------------------------------
  Other income (3).......................                 --     11,729        --        --        --
                                                    -------------------------------------------------
  Net interest (expense) income..........             (5,935)    (7,199)   (4,002)      672       577
                                                    -------------------------------------------------
  Net income (loss)......................           $  2,429   $(17,636) $ (9,671) $   (983) $  4,220
                                                    -------------------------------------------------

PER SHARE INFORMATION
  Basic earnings (loss) per share........           $   0.17   $  (1.28) $  (0.70) $  (0.07) $   0.38
  Diluted earnings (loss) per share .....           $   0.17   $  (1.28) $  (0.70) $  (0.07) $   0.36
  Cash dividends per share ..............           $     --   $     --  $   0.08  $   0.16  $   0.16

OPERATING STATISTICS
  Fare revenue per passenger night.......           $    228   $    216  $    208  $    202  $    220
  Total revenue per passenger night......           $    302   $    287  $    288  $    297  $    302
  Weighted average operating days(4):
      DELTA QUEEN........................                337        347       263       339       339
      AMERICAN HAWAII....................                337        366       272       303       147
  Vessel capacity per day (berths)(5):
      DELTA QUEEN........................              1,026      1,024     1,024       588       596
      AMERICAN HAWAII....................                844        817     1,594     1,544     1,526
  Passenger nights(6)....................            588,892    643,891   628,660   632,373   382,823
  Physical occupancy percentage(7).......               93.5%      98.4%     89.6%     94.8%     89.8%

BALANCE SHEET DATA (at period end)
(Amounts in thousands)
  Total assets...........................           $210,895   $211,864  $247,473  $227,798  $192,598
  Current portion of long-term debt......              4,100      4,100     3,746        --        --
  Long-term debt.........................             81,488     85,898   103,272    65,000    15,000
  Total stockholders' equity.............             59,219     54,982    71,413    82,105    84,786

(1) Includes the effects of the Mississippi River flooding and the acquisition of American Hawaii.

(2) In 1996, the Company decided not to renovate and return the Constitution to service, resulting in write-down costs of $38.4 million ($1.89 per share - net of tax on both a basic and diluted basis). In 1995, the Company incurred a $5.9 million ($0.28 per share-net of tax on both a basic and diluted basis) one-time charge that represented costs associated with the introduction of the American Queen in June of 1995. In 1994, the Company incurred $5.7 million ($0.20 per share-net of tax on both a basic and diluted basis) in one-time charges due to problems related to the renovation of the Independence.

(3) In 1996, the Company sold its Maison Dupuy Hotel located in New Orleans, Louisiana for a gain of $11.7 million ($0.57 per share - net of tax on both a basic and diluted basis).

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

(6) A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(7) Physical occupancy percentage is passenger nights divided by capacity passenger nights.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

American Classic Voyages Co. ("AMCV", or along with its subsidiaries, the "Company"), is a holding company which owns and controls The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL"). The Company, through its various subsidiaries, operates two cruise lines: The Delta Queen Steamboat Co. ("Delta Queen"), which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii Cruises ("American Hawaii"), which owns and operates the Independence steamship. Delta Queen also owned and operated the Maison Dupuy Hotel (the "Hotel") which is located in New Orleans, prior to its sale in October 1996. American Hawaii also owned the Constitution steamship which was removed from service in June 1995 and sold on November 4, 1997.

The following is a review of the Company's consolidated operating results, liquidity, capital resources and financial condition for the calendar years ended December 31, 1997, 1996 and 1995 (referred to herein as 1997, 1996 and
1995). Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

REVIEW OF 1997 AND RECENT EVENTS

In 1997, the Company's results of operations were affected by the following factors: (i) the improved performance of Delta Queen's operations; (ii) the four week drydock of the Independence; and (iii) costs associated with the relocation and integration of American Hawaii's principal offices into Delta Queen's existing offices and costs incurred for planning to increase capacity at American Hawaii. At Delta Queen, cruise gross profit increased by $7.2 million over the prior year due to increases in fare revenue per passenger night ("fare per diems") while cruise operating costs were consistent with the prior year's levels. Additional cost control was achieved in cruise selling, general, and administrative expenses, which declined by 10% from the prior year. At American Hawaii, the Independence was out of service for a four-week period ending June 13, 1997 for its once every 30-month drydock, which was completed on time and within its budget. With the buildout of 25 new passenger cabins, the vessel's potential revenue producing capability was increased and passenger area enhancements improved the overall appearance of the vessel. During the drydock, the vessel was also brought into compliance with the applicable Safety of Life at Sea Convention fire safety amendments.
During 1997, the Company incurred $1.6 million of expenses related to potential capacity expansion at American Hawaii (as further discussed below) and for the relocation of American Hawaii's principal offices from Chicago to New Orleans. These factors, among others, resulted in the Company reporting consolidated operating income of $10.0 million in 1997 compared to an operating loss of $30.5 million in 1996. The 1996 operating loss included a write-down of $38.4 million related to the Constitution and $1.4 million of operating income related to the Hotel which was sold in October 1996.

On October 17, 1997, the Company announced its plans to expand capacity at American Hawaii. The expansion plans have been made possible by a recently enacted law establishing a pilot project to develop the U.S.-flag cruise ship industry and stimulate commercial construction in U.S. shipyards. The shipbuilding pilot project was included in the Department of Defense Appropriations Act for Fiscal Year 1998. The law enables an operator of a U.S.-flag vessel, who commits to building two privately funded cruise ships in a U.S. shipyard, to temporarily operate an existing foreign-flag cruise ship while the new ships are under construction. The Company intends to construct two new cruise ships over the next seven years and plans for American Hawaii to introduce another vessel in the Hawaii market as early as mid-1999 while awaiting construction of the new vessels.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Consolidated revenues for 1997 decreased $12.5 million to $177.9 million from $190.4 million for 1996 representing a $6.6 million decrease in cruise revenues combined with a $5.9 million decrease in Hotel revenues as a result of the Hotel sale. Delta Queen's cruise revenues increased $7.1 million, reflecting an 12% increase in fare per diems combined with an 11% increase in revenue from air and land packages. The increase in fare per diems as compared to 1996 was attributable to a reduction in the use of discounts to fill open inventory close to a sailing date. American Hawaii's revenues decreased $13.7 million as a result of an 8% decrease in operating days due to the Independence drydock combined with a 3% decrease in fare per diems and a 9% decrease in occupancy. Consolidated fare per diems for 1997 increased 6% to $228, and consolidated total revenue per passenger night increased 5% to $302, as the increase in fare per diems at Delta Queen more than offset the decrease in fare per diems at American Hawaii.

Consolidated cost of operations decreased $11.2 million to $111.3 million for 1997 from $122.5 million for 1996. Hotel-related costs of operations represented $1.9 million of the 1996 costs. American Hawaii's operating costs decreased $9.2 million primarily as a result of the Independence drydock while Delta Queen's cruise operating costs decreased $0.1 million. Savings in Delta Queen's passenger and vessel expenses were offset by an increase in air and land package expense corresponding to the increased sales of air and land packages.

Consolidated SG&A decreased $4.4 million to $41.0 million for 1997 from $45.4 million for the prior year. Of the $4.4 million decrease, $2.3 million was attributable to the Hotel, with the remainder of the decrease primarily due to cost savings at Delta Queen. Also included in SG&A expenses for 1997 were $1.6 million of American Hawaii's office relocation costs and costs incurred for planning for capacity expansion in Hawaii. The $1.0 million increase in depreciation and amortization expense was primarily attributable to the recently completed Independence drydock and capital improvements on Delta Queen vessels during lay-ups earlier in the year.

In the first quarter of 1996, the Company recognized an impairment write-down of $38.4 million related to its decision not to renovate or return the Constitution to service. As the vessel was sold in November 1997 for net sale proceeds of $1.8 million, the salvage value of the vessel was written down from $2.5 million to $1.8 million. This write-down was offset by a reduction in the reserve set-up for the estimated costs to be incurred on behalf of the vessel until its eventual disposition.

Consolidated cruise operating income for 1997 was $10.0 million as compared to a cruise operating income of $6.5 million, excluding the Constitution write-down and Hotel operations in 1996. Hotel operating income in 1996 was $1.4 million.

Interest expense decreased $1.1 million due to a lower outstanding debt balance in 1997. The Company's consolidated effective tax rate increased to 40% in 1997 from 32% in the prior year as the Company recognized certain state tax expenses in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Consolidated revenues increased $2.0 million to $190.4 million for 1996 from $188.4 million for 1995 representing a $3.6 million increase in cruise revenues offset by a $1.6 million decrease in Hotel revenues as a result of the Hotel being sold on October 16, 1996. American Hawaii's revenues decreased $10.2 million, or 10%. This decrease was mainly due to a 31% decrease in capacity as a result of the Constitution's removal from service on June 27, 1995, partially offset by improvements on the Independence in fare per diems which increased by 15% compared to 1995. Delta Queen's revenues increased $13.8 million, or 18%, reflecting a 32% increase in passenger nights for the period, offset by a 11% decrease in fare per diems. The decrease in fare per diems as compared to 1995 was attributable to management's strategy of discounting fares in 1996 in an effort to maintain historically high occupancy levels and to help shift the booking cycle of when a majority of its cabin inventory is sold to its optimal schedule of six to nine months in advance. The consolidated fare per diems for 1996 increased 4% to $216 as the increase in American Hawaii's fare per diems more than offset the decrease in Delta Queen's fare per diems. Consolidated total revenue per passenger night decreased slightly to $287 due to a reduction in the percentage of passengers at both cruise lines electing to purchase air travel through the Company.

Consolidated cost of operations decreased to $122.5 million for 1996 from $136.5 million for the comparable period of 1995. Of this decrease, $0.5 million represents a reduction of Hotel related cost of operations. American Hawaii's operating costs decreased $24.3 million primarily due to the Constitution's removal from service and realization of operating cost savings on the Independence as a result of cost cutting efforts undertaken since the second half of 1995. Delta Queen's operating costs increased $10.9 million, or 23%, primarily due to the addition of the American Queen, which was placed in service in June 1995.

Consolidated SG&A decreased to $45.4 million for 1996 from $48.6 million for the same period in 1995. Delta Queen's additional capacity resulted in increased marketing and corporate overhead expenditures but was offset by the reduction in American Hawaii's marketing and corporate overhead expenditures as only one ship was in operation. The $2.7 million increase in depreciation and amortization expense represents a $3.0 million increase in depreciation expense offset by a $0.3 million decrease in amortization expense. The increase in depreciation was due to the addition of the American Queen while depreciation at American Hawaii remained unchanged as the increased depreciation on the Independence was offset by the suspension of depreciation on the Constitution upon its removal from service in 1995.

After evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced in April 1996 its decision not to renovate or return the Constitution to service. In connection with this decision, the Company recognized an impairment write-down of $38.4 million in the first quarter of 1996.

The $38.4 million impairment write-down was composed of (i) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (ii) $2.3 million which represented the remaining goodwill balance from the American Hawaii acquisition. The Company has reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs include insurance, wet berthing fees and general maintenance of the vessel. As of December 31, 1996, the balance of this reserve was $2.8 million. The impairment write-down was recognized in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company adopted effective January 1, 1996.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

Cash provided by operations was $22.4 million in 1997 compared to $15.0 million in 1996, reflecting the improved operating performance of Delta Queen. Cash used in operations in 1995 of $9.9 million reflected the lower operating performance of American Hawaii in that year and a one-time charge related to the launch of the American Queen in the summer of 1995.

Capital Expenditures

The Company's capital expenditures were $22.3 million in 1997 as compared to $15.4 million in 1996 and $45.2 million in 1995. The largest portion of the 1997 capital expenditures was related to the Independence drydock which cost $13.4 million, of which $1.0 million represented repairs and maintenance. Other significant vessel capital expenditures included $5.0 million related to Delta Queen lay-ups, which included the completion of the December 1997 Mississippi Queen lay-up.

In addition, as a result of the Company's decision to relocate the sales, marketing, and accounting departments of American Hawaii from Chicago to New Orleans, the current operating facility at Robin Street Wharf was expanded and upgraded at a capitalized cost of $2.5 million.

The Company's significant planned capital commitments in 1998 include lay-ups of the American Queen and Delta Queen, in which certain renovations will be performed. The American Queen was out of service for 15 days, starting January 2, 1998 while the Delta Queen's scheduled 82 day lay-up began December 13, 1997. The lay-ups for these two vessels, including repairs and maintenance, are expected to cost $5.1 million and will be funded from cash on hand and cash from operations.

Debt

As of December 31, 1996, the Company's restricted short-term investments included an escrow account of $0.3 million for the remaining American Queen construction costs and a debt service deposit of $2.2 million related to the Independence Maritime Administration ("MARAD") debt. As American Hawaii met certain cash flow ratios as of December 31, 1996, the debt service deposit was released to the Company in April 1997. Additionally, the escrow balance related to the American Queen was released to the Company in October 1997 and was used to pay down the principal balance of the American Queen MARAD debt.

As of December 31, 1997, the Company complied with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity at both Delta Queen and American Hawaii and to strategically grow its business. As discussed above, the Company recently announced plans to expand capacity at American Hawaii. As it proceeds with such plans, the Company intends to seek additional financing, although it has not yet determined the nature or amount of such financing. Although the Company believes that it will be able to obtain sufficient funding from the capital markets to construct the new vessels, there can be no assurances that the Company will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if the Company so chooses, to pursue a strategic business opportunity.

Other

The sale of the Constitution was completed on November 4, 1997 when the vessel was delivered to the buyer and net sales proceeds of $1.8 million were received by the Company.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. The FMC has reviewed its standards and in June 1996 issued proposed regulations to increase the financial responsibility requirements. The Company filed its objection to the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, would require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

On June 11, 1997, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to one million shares of its stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of December 31, 1997, the Company has not repurchased any shares under the plan.

Year 2000

The Company has conducted a preliminary review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure, miscalculations and/or other unanticipated problems. The Company has conducted preliminary testing of its systems and believes that it has no significant Year 2000 compliance issues. The system review and testing will continue in 1998.

The Company has also taken steps to communicate with its vendors to coordinate Year 2000 compliance. The Company believes that the expense of the Year 2000 problem will not have a material effect on its financial position or results of operations. The costs, if any, will be expensed as incurred, in compliance with generally accepted accounting principles.

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

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
American Classic Voyages Co.

We have audited the consolidated balance sheets of American Classic Voyages Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of management of American Classic Voyages Co. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Classic Voyages Co. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG Peat Marwick LLP

                                                          KPMG Peat Marwick LLP



Chicago, Illinois
February 20, 1998

                          AMERICAN CLASSIC VOYAGES CO.
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except shares and par value)



                                                  December 31,
                                              --------------------
                                                1997        1996
                                              --------------------
ASSETS
Cash and cash equivalents................     $ 19,187    $ 17,908
Restricted short-term investments........          325       2,957
Accounts receivable......................        1,299       3,734
Prepaid expenses and other current assets        7,813       7,640
                                              --------------------
   Total current assets..................       28,624      32,239

Property and equipment, net..............      171,105     166,883
Deferred income taxes, net...............        9,564      10,968
Other assets.............................        1,602       1,774
                                              --------------------
   Total assets..........................     $210,895    $211,864
                                              ====================

LIABILITIES
Accounts payable.........................     $ 14,282    $ 10,683
Other accrued liabilities................       18,093      24,532
Current portion of long-term debt........        4,100       4,100
Unearned passenger revenues..............       33,713      31,669
                                              --------------------
   Total current liabilities.............       70,188      70,984

Long-term debt, less current portion.....       81,488      85,898
                                              --------------------
   Total liabilities.....................      151,676     156,882
                                              ====================

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
 (5,000,000 shares authorized, none
 issued and outstanding).................           --          --
Common stock, $.01 par value (20,000,000
 shares authorized, 14,006,015 and
 13,867,829 shares issued and
 outstanding, respectively)..............          140         139
Additional paid-in capital...............       77,059      75,252
Accumulated deficit......................      (17,980)    (20,409)
                                              --------------------
   Total stockholders' equity............       59,219      54,982
                                              --------------------
                                              $210,895    $211,864
                                              ====================

 The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)




                                                            Years Ended December 31,
                                                         -----------------------------
                                                           1997      1996       1995
                                                         -----------------------------
Revenues...............................................  $177,884   $190,408  $188,373

Cost of operations (exclusive of depreciation and
  amortization shown below)............................   111,295    122,545   136,478
                                                         -----------------------------

Gross profit...........................................    66,589     67,863    51,895

Selling, general and administrative expenses...........    41,015     45,367    48,613
Depreciation and amortization expense..................    15,590     14,571    11,917
Impairment write-down (Note 4).........................        --     38,390        --
One-time pre-opening costs.............................        --         --     5,900
                                                         -----------------------------

Operating income (loss)................................     9,984    (30,465)  (14,535)

Interest income........................................     1,028        912     1,706
Interest expense.......................................     6,963      8,111     5,708
Other income...........................................        --     11,729        --
                                                         -----------------------------

Income (loss) before income taxes and minority interest     4,049    (25,935)  (18,537)

Income tax (expense) benefit...........................    (1,620)     8,299     6,308
Minority interest in loss..............................        --         --     2,558
                                                         -----------------------------

Net income (loss)......................................  $  2,429   $(17,636) $ (9,671)
                                                         =============================

PER SHARE INFORMATION:
Basic:
   Basic weighted average shares outstanding...........    13,952     13,802    13,763
   Earnings (loss) per share...........................  $   0.17   $  (1.28) $  (0.70)

Diluted:
   Diluted weighted average shares outstanding.........    14,338     13,802    13,763
   Earnings (loss) per share...........................  $   0.17   $  (1.28) $  (0.70)

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                             Years Ended December 31,
                                                        ---------------------------------
                                                           1997         1996        1995
                                                        ---------------------------------
OPERATING ACTIVITIES
   Net income (loss)..................................   $ 2,429    $ (17,636)   $ (9,671)

ADJUSTMENTS TO RECONCILE
NET INCOME (LOSS) TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES
   Depreciation and amortization......................    15,590       14,571      11,917
   Minority interest..................................        --           --      (2,558)
   Impairment write-down (Note 4).....................        --       38,390          --
   Gain on sale of assets.............................        --      (11,729)         --
   Changes in certain working
      capital accounts and other
          Accounts receivable.........................     2,435       (2,600)        190
          Accounts payable............................     3,599       (2,305)     (3,971)
          Accrued liabilities.........................    (5,344)        (289)      1,537
          Other assets................................     1,576       (6,400)     (6,869)
          Unearned passenger revenues.................     2,044        3,137      (2,534)
          Prepaid expenses and other..................        85         (123)      2,012
                                                        ---------------------------------
   Net cash provided by (used in) operating activities    22,414       15,016      (9,947)
                                                        ---------------------------------

INVESTING ACTIVITIES
   Decrease in restricted investments.................     2,632        7,724       9,706
   Capital expenditures...............................   (22,326)     (15,355)    (45,227)
   Proceeds from sale of assets.......................     1,830       21,522          --
                                                        ---------------------------------
   Net cash (used in) provided by investing activities   (17,864)      13,891     (35,521)
                                                        ---------------------------------

FINANCING ACTIVITIES
   Proceeds from borrowings...........................        --        6,903     117,018
   Repayments of borrowings...........................    (4,410)     (23,923)    (75,000)
   Purchase of subsidiary minority interest...........        --           --        (105)
   Issuance of common stock...........................     1,139          368          80
   Dividends..........................................        --           --      (1,101)
   Deferred financing fees............................        --         (395)     (1,600)
                                                        ---------------------------------
   Net cash (used in) provided by financing activities    (3,271)     (17,047)     39,292
                                                        ---------------------------------
   Increase (decrease) in cash and
      cash equivalents................................     1,279       11,860      (6,176)
   Cash and cash equivalents, beginning of period.....    17,908        6,048      12,224
                                                        ---------------------------------
   Cash and cash equivalents, end of period...........   $19,187    $  17,908    $  6,048
                                                        =================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
   Cash paid (refunded) during the period for:
      Interest (net of capitalized interest)..........   $ 6,223    $   7,364    $  3,000
      Income taxes....................................   $   249    $     450    $   (119)

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                             Years Ended December 31,
                                           ----------------------------
                                             1997      1996      1995
                                           ----------------------------
COMMON STOCK
  Balance, beginning of period......       $    139  $    138   $   138
  Issuance of common stock..........              1         1        --
                                           ----------------------------
  Balance, end of period............            140       139       138
                                           ----------------------------

ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of period......         75,252    74,048    73,968
  Issuance of common stock..........          1,588     1,204        80
  Issuance of stock units, net......            219        --        --
                                           ----------------------------
  Balance, end of period............         77,059    75,252    74,048
                                           ----------------------------

ACCUMULATED DEFICIT
  Balance, beginning of period......        (20,409)   (2,773)    7,999
  Net income (loss).................          2,429   (17,636)   (9,671)
  Dividends.........................             --        --    (1,101)
                                           ----------------------------
  Balance, end of period............        (17,980)  (20,409)   (2,773)
                                           ----------------------------
  Total stockholders' equity........       $ 59,219  $ 54,982   $71,413
                                           ============================

 The accompanying notes are an integral part of these Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
American Classic Voyages Co., through its subsidiaries, operates two cruise lines under the names of The Delta Queen teamboat Co. and American Hawaii Cruises. The Delta Queen Steamboat Co., through its subsidiaries, owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats which conduct overnight cruise operations on certain U.S. inland waterways ("Delta Queen"). Delta Queen also owned and operated the Maison Dupuy Hotel (the "Hotel") located in New Orleans, prior to its sale in October 1996. American Hawaii Cruises, through its subsidiaries owns and operates the Independence steamship providing overnight cruises among the Hawaiian Islands. American Hawaii also owned the Constitution steamship which was removed from service in June 1995 and was sold on November 4, 1997.

PRINCIPLES OF CONSOLIDATION
The accompanying Consolidated Financial Statements include the accounts of American Classic Voyages Co. ("AMCV") and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC"), and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The Company acquired an 80% interest in GHCL in August 1993 and subsequently in December 1995 acquired the remaining 20% interest from minority interest shareholders. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

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

RESTRICTED SHORT-TERM INVESTMENTS
As of December 31, 1997, the restricted short-term investments reflected cash pledged as collateral on outstanding letters of credit related to certain contracts with vendors. As of December 31, 1996, the balance also included deposits set-up in connection with the U.S. Government guaranteed ship financing secured by the Company. Those deposits were released to the Company in 1997, as further discussed in Note 6.

PROPERTY AND EQUIPMENT
Property and equipment primarily consists of vessels and leasehold improvements which are recorded at cost. Construction-in-progress represents expenditures for the vessels under construction, renovation, lay-up and/or drydock. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets ranging from 3 to 40 years. Lay-up and drydock expenditures relating to vessel improvements or betterments are capitalized. In addition, lay-up and drydock expenditures relating to cleaning, repairs and maintenance are accrued evenly over the period to the next scheduled lay-up and/or drydock and are included in other accrued liabilities. Interest costs incurred during vessel construction periods were capitalized into the cost of the related vessels. In 1996, the cost and related accumulated depreciation of the Hotel building and land were removed upon the sale of the Hotel as discussed in Note 5. The Company reviews long-lived assets, identifiable intangibles, goodwill, and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. In 1996 and 1997, the Company reduced the cost of the Constitution to its salvage value as further discussed in Note 4.

GOODWILL
In August 1993, the Company acquired substantially all the assets and certain liabilities of American Global Line Inc. The acquisition was accounted for as a purchase. In connection with this purchase, goodwill was recorded for the excess of purchase price over the fair value of the net assets acquired and was being amortized over its estimated useful life of 25 years using the straight-line method. In 1995, goodwill was decreased by approximately $4.2 million due to the repurchase of equity from GHCL's minority interest shareholders for $0.1 million. In 1996, in connection with its decision not to return the Constitution to service, the Company wrote-off the remaining goodwill balance (see Note 4). Amortization expense for 1996 and 1995 was $52,000 and $383,000 respectively.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between carrying amounts and the tax bases of other assets and liabilities.

REVENUE AND EXPENSE RECOGNITION
The Company generally receives passenger fares up to 60 days prior to the cruise date. Prepaid passenger fares are deferred and recognized as revenue during the associated cruise. The Company is self-insured in respect of guaranteeing the Company's passenger cruise deposits. Advertising costs are expensed as incurred and are included in selling expense.

EARNINGS PER SHARE INFORMATION
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. The Company has adopted the new standard and earnings per share information for prior years has been restated accordingly.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed in a similar manner except that the denominator is increased to include dilutive potential common shares from stock options and stock units. See Note 2 for a reconciliation of basic and diluted earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include restricted short-term investments, accounts receivable, accounts payable, other accrued expenses and long-term debt. At December 31, 1997 and 1996, the fair values of all financial instruments were not materially different from their carrying or contract values.

STOCK-BASED COMPENSATION PLANS
The Company has elected to account for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 10 for pro forma effect for the fair value accounting method, as defined in SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENT
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which requires the reporting of certain information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new standard, as required, in 1998 and estimates its adoption will not have a material effect on the consolidated financial statements.

NOTE 2.  EARNINGS PER SHARE

The earnings per share reconciliation presented below for the year ended December 31, 1997 has been prepared pursuant to the requirements of SFAS No. 128.

                                                                Net        Weighted Average     Per
In thousands, except per share amounts                         Income           Shares         Share
                                                             (numerator)     (denominator)     Amount
                                                              ---------       -----------      ------
Basic earnings per share...................................     $2,429          13,952         $0.17
                                                                                               =====
Additional shares assuming exercise of dilutive
stock options and immediate vesting of stock units.........         --             386
                                                                ------          ------
Diluted earnings per share.................................     $2,429          14,338         $0.17
                                                                ======          ======         =====

For the year ended December 31, 1997, options to purchase 119,000 shares of common stock at prices ranging from $18.88 to $20.00 were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

As the Company reported net losses for the years ended December 31, 1996 and 1995, diluted earnings per share was computed in the same manner as basic earnings per share. Therefore, at December 31, 1996 and 1995, outstanding options to purchase 1,730,553 and 1,503,381 shares of common stock, respectively, at prices ranging from $3.25 to $20.00, were not included in the computation of diluted earnings per share.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

                                            December 31,
                                         ------------------
                                           1997      1996
                                         ------------------
      Vessels..........................  $210,715  $196,347
      Buildings........................     8,590     6,253
      Construction-in-progress.........     3,190     1,446
      Other............................     8,003     7,474
                                         ------------------
                                          230,498   211,520
      Less accumulated depreciation....   (59,393)  (44,637)
                                         ------------------
                                         $171,105  $166,883
                                         ==================

During 1997, $0.8 million of fully depreciated assets that were no longer in use were written-off along with the related accumulated depreciation. At December 31, 1996, property and equipment included the estimated salvage value for the Constitution of $2.5 million. (see Note 4 for further information.)

NOTE 4. IMPAIRMENT WRITE-DOWN

The Constitution was removed from service on June 27, 1995 and was placed in wet berth at a shipyard in Portland, Oregon. In 1996, after evaluating the scope and cost of the Constitution reconstruction project as well as considering various alternatives, the Company announced its decision not to renovate or return the Constitution to service. The Company recognized an impairment write-down of $38.4 million, composed of (i) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (ii) $2.3 million which represented the remaining goodwill balance from the GHCL acquisition. The Company reserved for the estimated costs to be incurred on behalf of the Constitution until its eventual disposition. These costs included insurance, wet berthing fees and general maintenance of the vessel.

On November 4, 1997, the Company sold the vessel for net sale proceeds of $1.8 million and as such, the salvage value of the vessel was written down from $2.5 million to $1.8 million. This write-down was offset by a reduction in the reserve set-up for the estimated costs to be incurred on behalf of the vessel, as mentioned above.

NOTE 5. DISPOSITION OF ASSETS

On October 16, 1996, the Company sold its subsidiary which owned the Hotel in New Orleans for $22.0 million in cash (the "Disposition"). In addition, the Company entered into a Profit Participation Agreement with the buyer which provided for future payments based on the future performance of the Hotel. The agreement was terminated in February 1998 when the Company received $0.3 million from the buyer. The Company also receives preferred rates at the Hotel for its passengers and employees who require lodging in New Orleans for two years from the date of the sale. In return, the Company has agreed to provide the buyer a minimum of $0.6 million of this business each year in the same time period.

Upon the sale of the Hotel, the Company paid down its then outstanding borrowings, which were $9.5 million under its credit agreement with a group of financial institutions with The Chase Manhattan Bank, as agent (the "Credit Agreement"). The balance of the Hotel sale proceeds were used for general corporate purposes.

The following pro forma financial information for the years ended December 31, 1996 and 1995 has been prepared as if the Disposition had occurred as of the beginning of each comparative period. In management's opinion, the pro forma financial information is not necessarily indicative of results that would have occurred had the Disposition taken place at the beginning of each period.



                                             Unaudited Pro Forma
                                           Years Ended December 31,
                                           ------------------------
      In thousands, except per share          1996          1995
      amounts                              ----------    ----------
      Revenues...........................   $184,962      $181,301
      Operating loss.....................    (31,841)      (17,091)
      Net loss...........................    (17,940)       (3,435)
      Loss per share-basic and diluted...   $  (1.30)     $  (0.25)

The pro forma financial information includes the following adjustments: (i) re-establishment of intercompany revenues and expenses between the Company and the Hotel previously eliminated in consolidation; (ii) decreased depreciation expense due to a lower capitalized interest balance as proceeds received from the Disposition were used to repay amounts outstanding on the Company's credit facility, and therefore, less interest expense was incurred and subject to capitalization; (iii) decreased interest expense due to reduced borrowings under the Company's credit facility as a result of the proceeds received from the Disposition.

NOTE 6. LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                                   December 31,
                                                                                   1997     1996
                                                                                 -------  -------
U.S. Government Guaranteed Ship Financing Note, American Queen Series,
  LIBOR+0.25% floating rate notes due semi-annually beginning February
  24, 1996 through August 24, 2005.............................................  $19,233  $21,812
U.S. Government Guaranteed Ship Financing Bond, American Queen Series,
  7.68% fixed rate, sinking fund bonds due semi-annually beginning
  February 24, 2006 through June 2, 2020.......................................   36,198   36,353
U.S. Government Guaranteed Ship Financing Note, Independence Series A,
  LIBOR+0.27% floating rate notes due semi-annually beginning June 7,
  1996 through December 7, 2005................................................   10,570   11,892
U.S. Government Guaranteed Ship Financing Bond, Independence Series A,
  6.84% fixed rate sinking fund bonds due semi-annually beginning June 7,
  2006 through December 7, 2015................................................   13,215   13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B,
  LIBOR+0.27% floating rate notes due semi-annually beginning December
  7, 1996 through December 7, 2005.............................................    2,832    3,186
U.S. Government Guaranteed Ship Financing Bond, Independence Series B,
  7.46% fixed rate sinking fund bonds due semi-annually beginning June 7,
  2006 through December 7, 2015................................................    3,540    3,540
                                                                                 -------  -------
                                                                                  85,588   89,998
Less current portion...........................................................    4,100    4,100
                                                                                 -------  -------
                                                                                 $81,488  $85,898
                                                                                 =======  =======

Required principal payments on long-term debt over the next five years are $4.1 million for each of the years from 1998 to 2002. For the years ended December 31, 1997 and 1996, the weighted average interest rate on outstanding borrowings was approximately 6.9% and 7.0%, respectively.

The American Queen Series and the Independence Series A and B debt are guaranteed by the U.S. Government through the Maritime Administration ("MARAD") and are secured by first mortgages on the American Queen and the Independence, respectively. These Series contain various covenants which, among other things, require the compliance with certain financial ratios at the end of each year.

Upon the issuance of the Independence Series A and B debt in 1995 and 1996, $2.2 million was deposited into an account representing six months of debt service. The debt service deposit was released to the Company in 1997 as GHCL has met the required cash flow and debt to equity ratios as of December 31, 1996.

As of December 31, 1996, the Company's restricted short-term investments included an escrow account for remaining American Queen construction costs in the amount of $0.3 million, which was released to the Company in October 1997 and was used to pay down the principal balance of the American Queen Series.

The Company has a revolving credit facility under the Credit Agreement which provides for borrowings of up to $15.0 million with a final maturity on March 31, 1999. In 1997, no borrowings were outstanding at any time under this facility. Borrowings bear interest, at the option of the Company, equal to either a LIBOR rate or prime rate basis. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.5% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum.

As of December 31, 1997, the Company complied with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity at both Delta Queen and American Hawaii and to strategically grow its business. The Company recently announced plans to expand capacity at American Hawaii and as it proceeds with such plans, the Company intends to seek additional financing, although it has not yet determined the nature or amount of such financing. Although the Company believes that it will be able to obtain sufficient funding from the capital markets to construct the new vessels, there can be no assurances that the Company will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if the Company so chooses, to pursue a strategic business opportunity.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. The Company currently leases approximately 37,000 square feet from a partnership controlled by an affiliated company, at an annual rate of approximately $173,000. In addition, the DQSC and GHCL headquarters is maintained pursuant to an assignment from local authorities. The Company paid approximately $160,000 and $172,000 under this arrangement for the years ended December 31, 1997 and 1996, respectively. This arrangement may be terminated at any time by the local authorities upon determination that a superior maritime use is deemed to exist. Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $916,000, $848,000 and $854,000, respectively.

The future minimum lease commitments for the next five years and thereafter under all noncancelable operating leases, excluding assignment payments, as of December 31, 1997, are $565,000, $338,000, $325,000, $255,000, $215,000 and
$421,000.

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the outcome of such litigation will not have a material effect on the results of operations or financial position of the Company as most is covered by insurance, net of a deductible.

NOTE 8. INCOME TAXES

The provision (benefit) for income taxes consisted of (in thousands):

                                                Years Ended December 31,
                                               --------------------------
                                                1997      1996      1995
                                               --------------------------
Current tax provision (benefit):
   Federal.................................    $   --   $    --   $    --
   State...................................       163      (458)       --
                                               --------------------------
                                                  163      (458)       --
                                               --------------------------
Deferred tax provision (benefit):
   Federal.................................     1,323    (9,073)   (6,422)
   State...................................       134     1,232       114
                                               --------------------------
                                                1,457    (7,841)   (6,308)
                                               --------------------------
   Total tax provision (benefit)...........    $1,620   $(8,299)  $(6,308)
                                               ==========================

The provision (benefit) for income taxes differs from amounts computed by applying the U.S. statutory Federal income tax rate. The differences are summarized as follows (in thousands):

                                                Years Ended December 31,
                                               --------------------------
                                                1997      1996      1995
                                               --------------------------

                                                35%       35%       35%
                                               --------------------------
Tax provision (benefit) at statutory rate..    $1,417   $(9,076)  $(6,488)
State income taxes (net of Federal benefit)       193       503        74
Non-deductible expenses....................       313       121       121
Other......................................      (303)      153       (15)
                                               --------------------------
Total tax provision (benefit)..............    $1,620   $(8,299)  $(6,308)
                                               ==========================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                   December 31,
                                                 ----------------
Deferred tax assets:                               1997     1996
                                                 ----------------
   Insurance costs and reserves...............   $ 1,198  $   681
   Non-recurring executive compensation.......       809      809
   Benefit cost accruals......................       483      428
   Alternative minimum tax
     credit carryforwards.....................     2,196    2,196
   Drydock accruals...........................       820    1,482
   Net operating loss carryforward............    33,041   23,559
   Goodwill, due to basis differences.........     1,248    1,383
                                                 -------  -------
   Total deferred tax assets..................    39,795   30,538
                                                 -------  -------

Deferred tax liabilities:
   Capital construction fund..................     1,472    3,369
   Property plant and equipment, due to
     basis differences and depreciation, net..    28,759   15,650
   Other......................................        --      551
                                                 -------  -------
   Total deferred tax liabilities.............    30,231   19,570
                                                 -------  -------

   Net deferred tax asset.....................   $ 9,564  $10,968
                                                 =======  =======

At December 31, 1997, consolidated net operating losses of approximately $3.0 million, $10.0 million, $36.0 million, $14.0 million and $29.0 million expiring in 2008, 2009, 2010, 2011, and 2012 respectively, were available to offset future taxable income of the Company.

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

NOTE 9. RELATED PARTY

Equity Group Investments, Inc. ("EGI") and its affiliates provided certain administrative support services for the Company, including but not limited to legal, accounting, tax, benefit and insurance brokerage services. In addition, as previously mentioned in Note 7, the Company leases office space from an affiliate of EGI. In the aggregate, the fees charged by EGI and its affiliates for such services and rent were approximately $0.7 million, $1.5 million, and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. These arrangements with EGI and its affiliates are subject to approval by a majority of the non-affiliated members of the Company's Board of Directors, and are conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

In late 1997, the Company subleased approximately 13,000 square feet of Chicago office space to Equity Office Properties Trust, an affiliate of EGI. For the year ended December 31, 1997, approximately $23,000 was received by the Company under the sublease at a rate which it believes to be competitive for comparable space for an unaffiliated party.

As of December 31, 1997, the largest stockholders of the Company's common stock were certain affiliates of EGI, including EGI Holdings, Inc. and EGIL Investments, Inc., which collectively owned 53% of the Company's common stock.

See Note 7 and 10 for discussion on other related party transactions.

NOTE 10. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS
The Company's non-union employees are eligible to participate in the ADVANTAGE Retirement Savings Plan (as amended and restated October 1, 1987, "ADVANTAGE Plan"), a profit-sharing plan with a salary deferral feature that qualifies under Section 401 of the Internal Revenue Code of 1986, as amended. The ADVANTAGE Plan allows participants to defer a portion of their eligible compensation on a pre-tax basis. Participant contributions are 100% vested at the time the contribution is made. Matching contributions are made by the Company in an amount equal to 100% of the amount of a participant's contribution with a maximum of 4% of such participant's annual eligible wages, subject to Internal Revenue Service maximums. In addition, the Company may make discretionary profit-sharing contributions which are allocated to eligible employees based on eligible compensation. Company contributions vest over a five-year period. Matching and profit-sharing contributions approximated $550,000, $708,000, and $401,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company also contributes, under collective bargaining agreements, to funds designed to provide pension and health benefits for its union employees. The Company contributed $2,147,000, $2,337,000, and $2,312,000 to such plans for the years ended December 31, 1997, 1996 and 1995, respectively.

EMPLOYEE STOCK PURCHASE PLAN
The American Classic Voyages Co. 1995 Employee Stock Purchase Plan (the "ESP Plan") allows eligible employees to purchase common stock of the Company, through payroll deductions, at a discounted price from the market price. The exercise price under the ESP Plan is deemed to be 85% of the lesser of the market value of the Company's common stock on the last business day of the offering period or the average market value during the offering period. There is a maximum of 500,000 shares authorized under the ESP Plan. There were 9,718 shares, 12,297 shares and 5,821 shares issued during 1997, 1996 and 1995, respectively, at an average price of $10.70, $7.13 and $8.80 per share for 1997, 1996 and 1995, respectively. At December 31, 1997, approximately 472,000 shares were available for offering under the ESP Plan.

STOCK-BASED COMPENSATION PLANS
The Company granted, as of January 1, 1992, fully vested options to Messrs. S. Cody Engle, Patrick Fahey and Jeffrey D. Krida, the Company's then senior executive officers, to purchase up to 205,125 shares, 51,282 shares, and 153,846 shares of common stock, respectively, in lieu of bonus payments (the "Executive Stock Option Plan"). These options are exercisable, in whole or in part, at any time prior to January 2, 2002, at an exercise price of $3.25 per share.

The Company adopted the 1992 Stock Option Plan effective January 2, 1992 (the "1992 Plan"). Pursuant to the 1992 Plan, certain officers, directors, key employees, and consultants will be offered the opportunity to acquire shares of the Company's common stock via stock option grants. In addition, the 1992 Plan provides for the granting of stock units and stock appreciation rights ("SARs"). The exercise price of options granted under the 1992 Plan cannot be less than the fair market value of the Company's common stock at the date of grant. As of December 31, 1997, 2,925,245 shares of the Company's common stock have been reserved for issuance under the 1992 Plan. Options granted under the 1992 Plan generally vest over a three-year period and expire 10 years from the date of grant. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $4.25 and $3.48 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: expected volatility of 52% and 50%, risk-free interest rates of 5.7% and 6.0%; expected lives of three years and dividend yield of 0% for both years.

In 1997, under the terms of the 1992 Plan, the Company paid each non-employee director stock units as an annual retainer. The stock units in general vest at a rate of 25% on the first day of each calendar quarter. The fully vested stock units will be converted into an equal number of common stock shares at any time as selected by each director prior to each grant.

In 1995, the Company granted SARs to key employees. All of the SARs were canceled in 1996.

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

The Company applies APB No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


In thousands, except per share amounts           1997     1996       1995
                                                ------  ---------  --------
Net income (loss)                  As reported  $2,429  $(17,636)  $(9,671)
                                   Pro forma     1,422   (18,033)   (9,766)

Basic earnings (loss) per share    As reported  $ 0.17  $  (1.28)  $  (.70)
                                   Pro forma      0.10     (1.31)     (.71)

Diluted earnings (loss) per share  As reported  $ 0.17  $  (1.28)  $  (.70)
                                   Pro forma      0.10     (1.31)     (.71)

Pro forma net income (loss) and earnings (loss) per share reflect only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period which is generally three years and compensation cost for options granted prior to January 1, 1995 is not considered.

The table below summarizes the activities for 1995, 1996 and 1997:


                                             Executive Stock
                                               Option Plan                1992 Plan                     Weighted-Average
                                               -----------   --------------------------------------      Exercise Price
                                                  Shares       Shares       Shares         Shares         for Options
                                                Subject to   Subject to   Subject to     Subject to         and SARs
                                                 Options       Options    Stock Units       SARs              only
                                                 -------     ---------    -----------    ----------          ------
Balance at December 31, 1994....                 323,971     1,213,993           --             --           $14.11
    Granted.....................                      --       245,000           --        280,000            11.11
    Canceled....................                      --      (279,583)          --             --            15.34
                                                 -------     ---------    -----------    ----------

Balance at December 31, 1995....                 323,971     1,179,410           --        280,000            13.04
    Granted.....................                      --       895,680           --             --             9.50
    Canceled....................                      --      (582,668)          --       (280,000)           15.36
    Exercised...................                 (85,840)           --           --             --             3.25
                                                 -------     ---------    -----------    ----------

Balance at December 31, 1996....                 238,131     1,492,422           --             --            10.54
    Granted.....................                      --        62,000       24,500             --            12.36
    Canceled....................                      --       (71,753)      (1,450)            --            11.43
    Exercised...................                 (43,006)      (60,290)          --             --             7.90
    Converted...................                      --            --       (2,650)            --               --
                                                 -------     ---------    -----------    ----------
Balance at December 31, 1997....                 195,125     1,422,379       20,400             --            10.74
                                                 =======     =========    ===========    ==========

The following table summarizes information about options outstanding at December 31, 1997:


                              Options Outstanding                    Options Exercisable
                ---------------------------------------------   ----------------------------
                             Weighted-Average    Weighted-                      Weighted-
   Range of     Outstanding     Remaining         Average       Exercisable      Average
Exercise Price  at 12/31/97  Contractual Life  Exercise Price   at 12/31/97   Exercise Price
--------------  -----------  ----------------  --------------   -----------   --------------
     $3.25         195,125          4              $ 3.25          195,125       $ 3.25
  7.97 -  9.98     535,765          9                9.00          351,398         8.83
 10.25 - 15.00     593,534          8               11.60          371,524        11.77
 15.32 - 20.00     293,080          6               17.14          279,246        17.22
--------------  -----------  ----------------  --------------   -----------   --------------
$ 3.25 -$20.00   1,617,504          7              $10.74        1,197,793       $10.79
=============   ===========  ================  ==============   ===========   ==============

NOTE 11. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized unaudited quarterly results of operations for 1997 and 1996 are as follows:


Year Ended December 31, 1997                                    March 31,  June 30,     September 30,  December 31,
(Amounts in thousands, except per share data)                     1997       1997           1997          1997
                                                                ---------------------------------------------------
     Revenues.....................................              $ 40,372    $42,356        $49,746       $45,410
     Gross profit.................................                13,233     17,661         19,606        16,089
     Operating (loss) income......................                (1,869)     3,451          6,098         2,304
     Pre-tax (loss) income........................                (3,314)     1,962          4,617           784
     Net (loss) income............................                (1,988)     1,177          2,770           470
     Basic (loss) earnings per share..............                 (0.14)      0.08           0.20          0.03
     Diluted (loss) earnings per share............                 (0.14)      0.08           0.19          0.03

Year Ended December 31, 1996                                    March 31,  June 30,     September 30,  December 31,
(Amounts in thousands, except per share data)                     1996       1996           1996          1996
                                                                ---------------------------------------------------
     Revenues.....................................              $ 41,628    $49,021        $49,776       $49,983
     Gross profit.................................                13,556     17,721         17,950        18,636
     Operating (loss) income......................               (41,784)     2,323          4,834         4,162
     Pre-tax (loss) income........................               (43,668)       329          3,029        14,375
     Net (loss) income............................               (43,271)       381          2,851        22,403(a)
     Basic (loss) earnings per share..............                 (3.14)      0.03           0.21          1.62
     Diluted (loss) earnings per share............                 (3.14)      0.03           0.20          1.59

The sum of quarterly (loss) earnings per common share may differ from full-year amounts due to changes in the number of shares outstanding during the year.

________________________

(a) Includes a year-to-date tax adjustment of the federal tax benefit related to the first quarter impairment write-down.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                  December 31,
                                              1997           1996
                                             -----------------------
ASSETS
Cash and cash equivalents.................  $  3,304       $  1,945
Prepaid expenses and other current assets.       301            219
Property and equipment, net...............     1,385          1,920
Investment in and advances to subsidiaries    59,850         57,403
                                            -----------------------
                                            $ 64,840        $61,487
                                            ========================


LIABILITIES
Other liabilities.........................  $  5,621       $  6,505
                                            -----------------------

STOCKHOLDERS' EQUITY
Common stock..............................       140            139
Paid-in capital...........................    77,059         75,252
Accumulated deficit.......................   (17,980)       (20,409)
                                            -----------------------
Total stockholders' equity................    59,219         54,982
                                            -----------------------
                                            $ 64,840       $ 61,487
                                            ========================


           See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)





                                               Years Ended December 31,
                                             ------------------------------
                                               1997      1996       1995
                                             ------------------------------
Miscellaneous (expense) revenues...........  $  (290)  $     16   $  4,492
Depreciation expense.......................     (713)      (793)       --
Income tax benefit (expense)...............      547        295     (1,752)
Equity in earnings (losses) of subsidiaries    2,885    (17,154)   (12,411)
                                             ------------------------------
Net income (loss)..........................  $ 2,429   $(17,636)  $ (9,671)
                                             ==============================

           See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I

                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                              Years Ended December 31,
                                                                           ------------------------------
                                                                             1997      1996       1995
                                                                           ------------------------------
OPERATING ACTIVITIES
Net income (loss).....................................                      $ 2,429  $ (17,636) $ (9,671)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
  Depreciation........................................                          713        793        --
  Equity in (earnings) losses of subsidiaries, net....                       (2,885)    17,154    12,411
  Dividends received from subsidiaries................                           --         --     1,100
  Decrease (increase) in advances to subsidiaries.....                          438      1,817    (5,594)
  Decrease (increase) in prepaid expenses and other...                          168       (128)      (91)
  (Decrease) increase in other liabilities............                         (465)      (743)    2,870
                                                                           ------------------------------
  Net cash provided by operating activities...........                          398      1,257     1,025
                                                                           ------------------------------
INVESTING ACTIVITIES
Capital expenditures..................................                         (178)       (87)      (43)
                                                                           ------------------------------
Net cash used in investing activities.................                         (178)       (87)      (43)
                                                                           ------------------------------
FINANCING ACTIVITIES
Issuance of common stock..............................                        1,139        368        80
Dividends.............................................                           --         --    (1,101)
                                                                           ------------------------------
Net cash provided by (used in) financing activities...                        1,139        368    (1,021)
                                                                           ------------------------------
Increase (decrease) in cash and cash equivalents......                        1,359      1,538       (39)
Cash and cash equivalents, beginning of period........                        1,945        407       446
                                                                           ------------------------------
Cash and cash equivalents, end of period..............                      $ 3,304  $   1,945   $   407
                                                                            ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash refunded during the period for:
  Income taxes........................................                      $    --  $      --   $   633
Non-cash investing activities:
  Conversion of advances to subsidiaries into
   investment in subsidiaries.........................                      $    --  $  30,000   $14,000

           See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I

                          AMERICAN CLASSIC VOYAGES CO.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) -
                                 (CONTINUED)



BASIS OF PRESENTATION

The Condensed Financial Information of American Classic Voyages Co. ("AMCV") has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1997, 1996 and 1995 included herein this Form 10-K. The balance sheets as of December 31, 1997 and 1996, respectively, and the related statements of operations and cash flows have been prepared on an unconsolidated basis. AMCV's investment in its subsidiaries is recorded on the equity basis.

DIVIDENDS FROM SUBSIDIARIES

No dividends were paid to AMCV for the years ended December 31, 1997 and 1996. Cash dividends paid to AMCV by its consolidated subsidiaries were $1.1 million for the year ended December 31, 1995.

COMMITMENTS

AMCV has guaranteed the credit agreement between one of its subsidiaries and a group of financial institutions which provides for a borrowing facility to such subsidiary for general corporate purposes. For information related to this credit agreement, see Note 6 of "Notes to Consolidated Financial Statements" included herein this Form 10-K.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. The FMC has reviewed its standards and in June 1996 issued proposed regulations to increase the financial responsibility requirements. The Company filed its objection to the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. If implemented, these proposed regulations would be phased in over time and, among other things, would require operators qualifying as a self-insurer, such as the Company, to satisfy a working capital test, in addition to the existing net worth test, and to provide third-party coverage for 25% of its unearned passenger revenue in the form of a surety bond or similar instrument. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all. If they are implemented, the proposed changes would require that the Company establish a bond to cover a portion of its passenger deposits and payments, which may impact the Company's liquidity.

INCOME TAXES

AMCV has also entered into tax sharing agreements with its subsidiaries which require each subsidiary to compute its Federal income tax liability on a separate company basis and to pay amounts so computed to AMCV. No payments were made under the tax sharing agreement for the years ended December 31, 1997 and 1996. In 1995, AMCV remitted $3.3 million to subsidiaries and received $3.4 million from subsidiaries under the subsidiary tax sharing agreements.

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

                          AMERICAN CLASSIC VOYAGES CO.
                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------

**2.(d)(1)      Purchase Agreement among Blackland Vistas, Inc. and Great AQ
                Steamboat Co. as seller and Thayer Hotel Investments L.P. as purchaser (filed as Exhibit 2. to the Company's Form 8-K dated
                August 22, 1996 and incorporated herein by reference).

**2.(d)(2)      Preferred Provider Agreement executed as of October 16, 1996 by
                The Delta Queen Steamboat Co. and THI FQ L.P. (filed as Exhibit
                2.(d)(2) to the Company's Form 8-K dated October 31, 1996 and incorporated herein by reference).

**3.(i)         Amended and Restated Certificate of Incorporation of the
                Company (filed on January 17, 1992 as Exhibit 3.(a) to the
                Company's Registration Statement on Form S-1 (Registration No.
                33-45139) and incorporated herein by reference).

  3.(ii)        Amended and Restated By-Laws of the Company.

**4.(i) Proof of Common Stock Certificate (filed on February 14, 1992 as Exhibit 4.(i) to Amendment No. 2 to the Company's
                Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**4.(ii)(a)(1)  Stock Pledge Agreement dated as of August 3, 1993, by and between the Company and Chemical Bank, as agent for the Lenders
                (the "Agent") (filed on September 17, 1993 as Exhibit
                4.(ii)(a)(9) to the Company's Registration Statement on Form
                S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(2)  Stock Pledge Agreement dated as of August 3, 1993, by and between The Delta Queen Steamboat Co. and the Agent (filed on
                September 17, 1993 as Exhibit 4.(ii)(a)(10) to the Company's
                Registration Statement on Form S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(3)  Guaranty dated as of August 3, 1993, made by the Company,
                Creative Endeavors, Inc., Delta Queen Steamboat Development,
                Inc., Cruise America Travel, Incorporated, Great River Cruise
                Line, Inc., Great Ocean Cruise Line, Inc., Great River
                Transportation Co. and Blackland Vistas, Inc., in favor of the Lenders and the Agent (filed on September 17, 1993 as Exhibit
                4.(ii)(a)(11) to the Company's Registration Statement on Form
                S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(4)  Security Agreement dated as of March 31, 1995, by and between the Company and the Agent (filed on May 15, 1995 as Exhibit
                4.(ii)(a)(12) to the Company's Form 10-Q dated March 31, 1995 and incorporated herein by reference).

                The following entities have entered into a security agreement with the Agent which is substantially identical in all material respects to the Security Agreement filed as Exhibit
                4.(ii)(a)(12) to the Company's Form 10-Q dated March 31, 1995:

                (i)    The Delta Queen Steamboat Co.;
                (ii)   Great River Transportation Co.;
                (iii)  Great Ocean Cruise Line, Inc.;
                (iv)   Cruise America Travel, Incorporated; and
                (v)    Great River Cruise Line, Inc.

**4.(ii)(a)(5)  Preferred Ship Mortgage dated August 3, 1993, executed by
                Great River Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $65,000,000 (filed on September 17, 1993 as Exhibit
                4.(ii)(a)(13) to the Company's Registration Statement on
                Form S-1 (Registration No. 33-68996) and incorporated herein by reference).

**4.(ii)(a)(6)  Preferred Ship Mortgage dated August 3, 1993, executed by
                Great Ocean Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $65,000,000 (filed on September 17, 1993 as Exhibit
                4.(ii)(a)(14) to the Company's Registration Statement on
                Form S-1 (Registration No. 33-68996) and incorporated herein by reference).



**4.(ii)(a)(7)     Master Amendment to the Collateral Documents dated March 31,
                   1995, executed by the Delta Queen Steamboat Co., the
                   Company, Creative Endeavors, Inc., Cruise America Travel,
                   Incorporated, Great River Transportation Co., Delta Queen
                   Steamboat Development, Inc., Great River Cruise Line, Inc.,
                   Great Ocean Cruise Line, Inc., Blackland Vistas, Inc., Great
                   Hawaiian Cruise Line, Inc., and AMCV Development Corp. and the Agent for the benefit of the Agent and the Lenders in connection with the Amended and Restated Credit Agreement dated March 31, 1995 (filed on May 15, 1995 as Exhibit
                   4.(ii)(a)(19) to the Company's Form 10-Q dated March 31,
                   1995 and incorporated herein by reference).

**4.(ii)(a)(8)     Third Amended and Restated Credit Agreement dated as of
                   April 22, 1996, among The Delta Queen Steamboat Co., as
                   Borrower, and the Company, as Parent, the financial institutions from time to time a party hereto (collectively, the "Lenders") and Chemical Bank, as the Lenders' agent
                   ("Agent") and Hibernia Bank as Co-Agent (filed on May 15,
                   1996 as Exhibit 4.(ii)(a)(16) to the Company's Form 10-Q dated March 31, 1996 and incorporated herein by reference).

**4.(ii)(a)(9)     Second Master Amendment to the Collateral Documents dated
                   August 31, 1995, executed by The Delta Queen Steamboat Co., the Company, Creative Endeavors, Inc., Cruise America
                   Travel, Incorporated, Great River Transportation Co., Great
                   River Cruise Line, Inc., Great Ocean Cruise Line, Inc., and
                   Blackland Vistas, Inc., and the Agent for the benefit of the Agent and the Lenders in connection with the Amended and Restated Credit Agreement dated March 31, 1995 (filed on
                   November 14, 1995 as Exhibit 4.(ii)(a)(20) to the Company's
                   Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(a)(10)    Third Master Amendment to the Collateral Documents dated
                   April 22, 1996, executed by The Delta Queen Steamboat Co., the Company, Cruise America Travel, Incorporated, Great
                   River Transportation Co., Great River Cruise Line, Inc.,
                   Great Ocean Cruise Line, Inc., and Blackland Vistas, Inc., and the Agent for the benefit of the Agent and the Lenders in connection with the Amended and Restated Credit Agreement dated March 31, 1995 (filed on May 15, 1996 as Exhibit
                   4.(ii)(a)(23) to the Company's Form 10-Q dated March 31,
                   1996 and incorporated herein by reference).

**4.(ii)(a)(11)    Third Amendment to Preferred Ship Mortgage dated April 22,
                   1996 executed by Great River Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $25,000,000.00 (filed on May 15, 1996 as Exhibit
                   4.(ii)(a)(24) to the Company's Form 10-Q dated March 31,
                   1996 and incorporated herein by reference).

**4.(ii)(a)(12)    Third Amendment to Preferred Ship Mortgage dated April 22,
                   1996 executed by Great Ocean Cruise Line, Inc. in favor of the Agent for the benefit of the Lenders in the principal amount of $25,000,000.00 (filed on May 15, 1996 as Exhibit
                   4.(ii)(a)(25) to the Company's Form 10-Q dated March 31,
                   1996 and incorporated herein by reference).

**4.(ii)(a)(13)    Acknowledgment of Trust Indenture dated as of April 22, 1996 entered into by and among Great River Cruise Line, Inc. and Chemical Bank as Agent for the Lenders (filed on August 13,
                   1996 as Exhibit 4.(ii)(a)(26) to the Company's Form 10-Q dated June 30, 1996 and incorporated herein by reference).

**4.(ii)(a)(14)    Acknowledgment of Trust Indenture dated as of April 22, 1996 entered into by and among Great Ocean Cruise Line, Inc. and Chemical Bank as Agent for the Lenders (filed on August 13,
                   1996 as Exhibit 4.(ii)(a)(27) to the Company's Form 10-Q dated June 30, 1996 and incorporated herein by reference).

**4.(ii)(a)(15)    Amendment Number 1 to the Third Amended and Restated Credit
                   Agreement dated as of November 18, 1996 among The Delta
                   Queen Steamboat Co., American Classic Voyages Co., the financial institutions from time to time party thereto and The Chase Manhattan Bank (formerly known as Chemical Bank), as Agent (filed on May 13, 1997 as Exhibit 4.(ii)(a)(28) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(16)    Amendment Number 2 to the Third Amended and Restated Credit
                   Agreement dated as of March 26, 1997 among The Delta Queen
                   Steamboat Co., American Classic Voyages Co., the financial institutions from time to time parties thereto and The Chase
                   Manhattan Bank (formerly known as Chemical Bank), as agent
                   (filed on May 13, 1997 as Exhibit 4.(ii)(a)(29) to the
                   Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(17)    Master Assumption Agreement and Fourth Master Amendment to
                   Collateral Documents made as of March 26, 1997 among The
                   Delta Queen Steamboat Co., American Classic Voyages Co.,
                   Cruise America Travel, Incorporated, DQSB II, Inc., Great
                   River Cruise Line, L.L.C., Great Ocean Cruise Line, L.L.C.
                   and The Chase Manhattan Bank (formerly known as Chemical
                   Bank), as Agent for itself and the Lenders. (filed on May
                   13, 1997 as Exhibit 4.(ii)(a)(30) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(18)    Second Amendment of Trust Indenture dated as of March 26,
                   1997 by and among Great Ocean Cruise Line, L.L.C. and The
                   Chase Manhattan Bank (formerly known as Chemical Bank), as
                   Agent for itself and the Lenders (filed on May 13, 1997 as Exhibit 4.(ii)(a)(31) to the Company's Form 10-Q dated March
                   31, 1997 and incorporated herein by reference).

**4.(ii)(a)(19)    Second Amendment of Trust Indenture dated as of March 26,
                   1997 by and among Great River Cruise Line, L.L.C. and The
                   Chase Manhattan Bank (formerly known as Chemical Bank), as
                   Agent for itself and the Lenders (filed on May 13, 1997 as Exhibit 4.(ii)(a)(32) to the Company's Form 10-Q dated March
                   31, 1997 and incorporated herein by reference).

**4.(ii)(a)(20)    Assumption of Preferred Ship Mortgage dated March 26, 1997 by and between Great Ocean Cruise Line, L.L.C. and The Chase
                   Manhattan Bank (formerly known as Chemical Bank), as Trustee and Agent (filed on May 13, 1997 as Exhibit 4.(ii)(a)(33) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(21)    Assumption of Preferred Ship Mortgage dated March 26, 1997 by and between Great River Cruise Line, L.L.C. and The Chase
                   Manhattan Bank (formerly known as Chemical Bank), as Trustee and Agent (filed on May 13, 1997 as Exhibit 4.(ii)(a)(34) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(22)    Third Amended and Restated Revolving Loan Note dated March
                   26, 1997 in the principal amount of $7,500,000.00 made by The Delta Queen Steamboat Co. in favor of The Chase
                   Manhattan Bank (formerly known as Chemical Bank) (filed on
                   May 13, 1997 as Exhibit 4.(ii)(a)(35) to the Company's Form
                   10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(23)    Third Amended and Restated Revolving Loan Note dated March
                   26, 1997 in the principal amount of $7,500,000.00 made by The Delta Queen Steamboat Co. in favor of Hibernia National
                   Bank (filed on May 13, 1997 as Exhibit 4.(ii)(a)(36) to the
                   Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(24)    Addendum to Stock Pledge Agreement made as of March 26, 1997 by and between The Delta Queen Steamboat Co. and The Chase
                   Manhattan Bank (formerly known as Chemical Bank), as Agent for itself and the other Lenders (filed on May 13, 1997 as Exhibit 4.(ii)(a)(37) to the Company's Form 10-Q dated March
                   31, 1997 and incorporated herein by reference).

**4.(ii)(a)(25)    Limited Liability Company Pledge Agreement made as of March
                   26, 1997 by The Delta Queen Steamboat Co., as Pledgor, and
                   The Chase Manhattan Bank (formerly known as Chemical Bank), as Agent (filed on May 13, 1997 as Exhibit 4.(ii)(a)(38) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(26)    Limited Liability Company Pledge Agreement made as of March
                   26, 1997 by DQSB II, Inc., as Pledgor, and The Chase
                   Manhattan Bank (formerly known as Chemical Bank), as Agent
                   (filed on May 13, 1997 as Exhibit 4.(ii)(a)(39) to the
                   Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(a)(27)    Security Agreement dated as of March 26, 1997 by and between
                   DQSB II, Inc. and The Chase Manhattan Bank (formerly known as Chemical Bank), as Agent for itself and the Lenders
                   (filed on May 13, 1997 as Exhibit 4.(ii)(a)(40) to the
                   Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

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

**4.(ii)(c)(11)  Assumption and Supplement No. 1 to First Preferred Ship
                 Mortgage effective as of December 31, 1996 made by and among Great AQ Steamboat, L.L.C., Great AQ Steamboat Co. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                  Administrator (filed on May 13, 1997 as Exhibit 4.(ii)(c)(11)
                 to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(c)(12)  Modification and Assumption Agreement entered into March 25,
                 1997, effective as of December 31, 1996, among The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, Great AQ Steamboat, L.L.C., and The Bank of New York (filed on May 13, 1997 as Exhibit 4.(ii)(c)(12) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(c)(13)  Confirmation of Guaranty Agreement effective as of December
                 31, 1996 made by The Delta Queen Steamboat Co. in favor of the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (filed on May 13, 1997 as Exhibit 4.(ii)(c)(13) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(c)(14)    Endorsement No. 1 to Secretary's Note from Great AQ
                   Steamboat, L.L.C. to the United States of America executed on March 25, 1997, effective as of December 31, 1996 (filed on May 13, 1997 as Exhibit 4.(ii)(c)(14) to the Company's
                   Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(c)(15)    Subordination Agreement dated as of March 25, 1997 made by and among Great AQ Steamboat, L.L.C., The Delta Queen
                   Steamboat Co. and DQSB II, Inc. and the United States of
                   America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (filed on May 13, 1997 as Exhibit 4.(ii)(c)(15) to the Company's Form
                   10-Q dated March 31, 1997 and incorporated herein by reference).

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

**10.(ii)(D)(1)   Preferential Assignment Agreement dated September 27, 1984, by and between the Board of Commissioners of the Port of New
                  Orleans and the Company, including Assignment thereof and Amendments thereto (filed on January 17, 1992 as Exhibit
                  10.(ii)(D)(2) to the Company's Registration Statement on Form
                  S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(ii)(D)(2)   Lease by and between Equity Office Properties, Inc. as agent for Beneficial Owner and Great Hawaiian Properties
                  Corporation dated May 30, 1995 (filed on April 1, 1996 as
                  Exhibit 10.(ii)(D)(3) to the Company's Form 10-K dated
                  December 31, 1995).

**10.(ii)(D)(3)   Lease dated May 31, 1993 by and between Hawaii Press
                  Newspapers, Inc. and American Global Line, Inc. for the property located at 2100 North Nimitz, Honolulu, Hawaii
                  (filed on September 17, 1993 as Exhibit 10.(ii)(D)(5) to the
                  Company's Registration Statement on Form S-1 (Registration
                  No. 33-68996) and incorporated herein by reference).

**10.(iii)(A)(1)  Performance Management Objectives Bonus Plan (filed on
                  January 17, 1992 as Exhibit 10.(iii)(A)(2) to the Company's Registration Statement on Form S-1 (Registration No. 333-44225) and incorporated herein by reference).

**10.(iii)(A)(2)  Executive Bonus Plan (filed on January 17, 1992 as Exhibit
                  10.(iii)(A)(4) to the Company's Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(3)  Advantage Retirement Savings Plan, as amended and further restated effective October 1, 1987, including Amendment thereto (filed on January 17, 1992 as Exhibit 10.(iii)(A)(5) to the Company's Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(4)  American Classic Voyages Co. S. Cody Engle Stock Option
                  Agreement (filed on January 17, 1992 as Exhibit
                  10.(iii)(A)(6) to the Company's Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(A)(5)  American Classic Voyages Co. Dividend Reinvestment and Common
                  Stock Purchase Plan (filed on June 22, 1994 as part of the Company's Registration Statement on Form S-3 (Registration No. 33-80614) and incorporated herein by reference).

**10.(iii)(A)(6)  American Classic Voyages Co. 1995 Employee Stock Purchase
                  Plan (filed on May 17, 1995 as part of the Company's Registration Statement on Form S-8 (Registration No. 33-92382) and incorporated herein by reference).

**10.(iii)(A)(7)  American Classic Voyages Co. 1992 Stock Option Plan (filed on
                  January 14, 1998 as part of the Company's Registration Statement on Form S-8 (Registration No. 333-44225) and incorporated herein by reference).

  11.             Not applicable.

  12.             Not applicable.

  13.             Not applicable.

  16.             Not applicable.

  18.             Not applicable.

  21.             Subsidiaries of the Company.

  22.             Not applicable.

  23.             Consent of KPMG Peat Marwick LLP.

  24.             Not applicable.

  27.             Financial Data Schedule.

  28.             Not applicable.


**Previously filed.