Form 10-Q
period 1998-03-31
AMERICAN CLASSIC VOYAGES CO
filed 1998-05-14
CIK 315136

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


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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


As of May 8, 1998, there were 14,063,451 shares of Common Stock outstanding.



================================================================================

                         AMERICAN CLASSIC VOYAGES CO.



                                    INDEX


ITEM DESCRIPTION                                                                PAGE
----------------                                                                ----
Part I    Financial Information:

          Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                      Condensed Consolidated Statements of Operations for
                      the Three Months Ended March 31, 1998 and 1997.........    3

                      Condensed Consolidated Balance Sheets at March 31,
                      1998 and December 31, 1997.............................    4

                      Condensed Consolidated Statements of Cash Flows for
                      the Three Months Ended March 31, 1998 and 1997.........    5

                      Notes to Condensed Consolidated Financial Statements...    6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................    8


Part II   Other Information:

          Item 1.     Legal Proceedings......................................   13
          Item 6.     Exhibits and Reports on Form 8-K.......................   13

                         AMERICAN CLASSIC VOYAGES CO.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                           -----------------------------
                                                                              1998                1997
                                                                           ---------            --------
Revenues..........................................................          $ 40,668            $ 40,372

Cost of operations (exclusive of depreciation expense shown below)            29,459              27,139
                                                                           ---------            --------
Gross profit......................................................            11,209              13,233

Selling, general and administrative expenses......................            13,096              11,519
Depreciation expense..............................................             4,256               3,583
                                                                           ---------            --------
Operating loss....................................................            (6,143)             (1,869)

Interest income...................................................               251                 268
Interest expense..................................................             1,670               1,713
Other income......................................................               300                  --
                                                                           ---------            --------
Loss before income taxes..........................................            (7,262)             (3,314)

Income tax benefit................................................             2,900               1,326
                                                                           ---------            --------
Net loss..........................................................          $ (4,362)           $ (1,988)
                                                                           =========            ========
PER SHARE INFORMATION
Basic:

 Basic weighted average shares outstanding.........................           14,068              13,910
 Loss per share....................................................         $  (0.31)           $  (0.14)

Diluted:
 Diluted weighted average shares outstanding.......................           14,068              13,910
 Loss per share....................................................         $  (0.31)           $  (0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN CLASSIC VOYAGES CO.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except shares and par value)


                                                     (Unaudited)     (Audited)
                                                       March 31,    December 31,
                                                         1998          1997
                                                     ----------    ------------
ASSETS
Cash and cash equivalents........................     $ 19,906         $ 19,187
Restricted short-term investments................          325              325
Accounts receivable..............................        1,350            1,299
Prepaid expenses and other current assets........        9,732            7,813
                                                      --------         --------
    Total current assets.........................       31,313           28,624


Property and equipment, net......................      170,934          171,105
Deferred income taxes, net.......................       12,063            9,564
Other assets.....................................        1,559            1,602
                                                      --------         --------
    Total assets.................................     $215,869         $210,895
                                                      ========         ========
LIABILITIES
Accounts payable.................................     $ 14,740         $ 14,282
Other accrued liabilities........................       15,350           18,093
Current portion of long-term debt................        4,100            4,100
Unearned passenger revenues......................       45,792           33,713
                                                      --------         --------
    Total current liabilities....................       79,982           70,188

Long-term debt, less current portion.............       80,276           81,488
                                                      --------         --------
     Total liabilities...........................      160,258          151,676
                                                      ========         ========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
 authorized, none issued and outstanding)........           --               --
Common stock, $.01 par value (20,000,000 shares
 authorized, 14,063,451 and 14,006,015 shares
 issued and outstanding, respectively)...........          141              140
Additional paid-in capital.......................       77,812           77,059
Accumulated deficit..............................      (22,342)         (17,980)
                                                      --------         --------
    Total stockholders' equity...................       55,611           59,219
                                                      --------         --------
                                                      $215,869         $210,895
                                                      ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN CLASSIC VOYAGES CO.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
OPERATING ACTIVITIES
 Net loss............................................ $(4,362)    $(1,988)
    Depreciation expense.............................   4,256       3,583
    Gain on sale of assets...........................    (300)         --
    Changes in working capital and other:
        Working capital changes and other............  (6,711)     (4,467)
        Unearned passenger revenues..................  12,079       5,839
                                                      --------    --------
    Net cash provided by operating activities........   4,962       2,967
                                                      --------    --------

INVESTING ACTIVITIES
 Decrease in restricted investments..................      --          29
 Capital expenditures................................  (4,085)     (2,452)
 Proceeds from sale of assets........................     300          --
                                                      --------    --------
    Net cash used in investing activities............  (3,785)     (2,423)
                                                      --------    --------

FINANCING ACTIVITIES
 Repayment of borrowings.............................  (1,212)     (1,212)
 Issuance of common stock............................     754         434
                                                      --------    --------
    Net cash used in financing activities............    (458)       (778)
                                                      --------    --------

Increase (decrease) in cash and cash equivalents.....     719        (234)
Cash and cash equivalents, beginning of period.......  19,187      17,908
                                                      --------    --------
Cash and cash equivalents, end of period............. $19,906     $17,674
                                                      ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest......................................... $ 2,007     $ 2,051
    Income taxes..................................... $    --     $    14


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN CLASSIC VOYAGES CO.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998
                                 (Unaudited)



1.   BASIS OF PRESENTATION

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Annual Report and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

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

2.   RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure". This Statement is effective for financial statements for periods ending after December 15, 1997. During the first quarter of 1998, the Company issued 51,642 shares of common stock upon exercises of stock options and 5,794 shares of common stock under other employee benefit plans.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires the reporting of certain information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company is required to adopt the new standard in 1998; however, this statement need not be applied to interim financial statements during the initial year.

3.   EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. The Company has adopted this standard and earnings per share information for the prior year has been restated accordingly. As the Company reported losses for the quarter ended March 31, 1998 and 1997, diluted earnings per share was computed in the same manner as basic earnings per share.

4.   LONG-TERM DEBT

Long-term debt consisted of (in thousands):

                                                                        March 31,  December 31,
                                                                          1998        1997
                                                                        ---------  -----------
U.S. Government Guaranteed Ship Financing Note, American Queen
   Series, LIBOR+0.25% floating rate notes due semi-annually
   beginning February 24, 1996 through August 24, 2005................    $18,021      $19,233
U.S. Government Guaranteed Ship Financing Bond, American Queen
   Series, 7.68% fixed rate sinking fund bonds due semi-annually
   beginning February 24, 2006 through June 2, 2020...................     36,198       36,198
U.S. Government Guaranteed Ship Financing Note, Independence
   Series A, LIBOR+0.27% floating rate notes due semi-annually
   beginning June 7, 1996 through December 7, 2005....................     10,570       10,570
U.S. Government Guaranteed Ship Financing Bond, Independence
   Series A, 6.84% fixed rate sinking fund bonds due
   semi-annually beginning June 7, 2006 through December 7, 2015......     13,215       13,215
U.S. Government Guaranteed Ship Financing Note, Independence
   Series B, LIBOR+0.27% floating rate notes due semi-annually
   beginning December 7, 1996 through December 7, 2005................      2,832        2,832
U.S. Government Guaranteed Ship Financing Bond, Independence
   Series B, 7.46% fixed rate sinking fund bonds due
   semi-annually beginning June 7, 2006 through December 7, 2015......      3,540        3,540
Revolving credit facility (maximum availability of $15 million).......         --           --
                                                                        ---------  -----------
                                                                           84,376       85,588
Less current portion..................................................      4,100        4,100
                                                                        ---------  -----------
                                                                          $80,276      $81,488
                                                                        =========  ===========

As of March 31, 1998, the Company complied with all covenants under its various debt agreements.


5.   ACCUMULATED DEFICIT

Changes in accumulated deficit for the three months ended March 31, 1998 were (in thousands):

Accumulated deficit at December 31, 1997...............    $(17,980)
Net loss...............................................      (4,362)
                                                           --------
Accumulated deficit at March 31, 1998..................    $(22,342)
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

The following discusses the Company's consolidated results of operations and financial condition for the first quarter of 1998 as compared to the first quarter of 1997. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included on the Company's Form 10-K for the year ended December 31, 1997 (the "Form 10-K").

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

RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months ended March 31, 1998 and 1997:

                             FINANCIAL HIGHLIGHTS

                                               For the Three Months
                                                 Ended March 31,
                                               ---------------------
                                                 1998           1997
                                               -------        -------
                                                 (in thousands)
Revenues....................................   $40,668        $40,372
                                               =======        =======

Operating loss..............................   $(6,143)       $(1,869)
                                               =======        =======

Net loss....................................   $(4,362)       $(1,988)
                                               =======        =======

                             OPERATING STATISTICS


                                                      For the Three Months
                                                         Ended March 31,
                                                     ----------------------
                                                       1998          1997
                                                     --------      --------
Fare revenue per passenger night..................   $    211      $    221
Total revenue per passenger night.................   $    307      $    304

Weighted average operating days (1):
 DELTA QUEEN......................................         73            71
 AMERICAN HAWAII..................................         90            90

Vessel capacity per day (berths)(2):
 DELTA QUEEN......................................      1,026         1,026
 AMERICAN HAWAII..................................        867           817

Passenger nights (3)..............................    132,325       132,889
Physical occupancy percentage (4).................        87%           91%

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

(3) A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(4) Physical occupancy percentage is passenger nights divided by capacity passenger nights.

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Consolidated first quarter 1998 revenues increased $0.3 million to $40.7 million from $40.4 million for the first quarter 1997 representing a $1.5 million decrease in fare revenues offset by a $1.8 million increase in other revenues, mainly from the sale of air packages. Delta Queen's fare revenues decreased $1.2 million on an 8% decrease in occupancy rates partially attributable to the current period's absence of charter business as compared to the prior year in which all three Delta Queen vessels were chartered for the 1997 Super Bowl held in New Orleans. Delta Queen's fare revenue per passenger night ("fare per diems"), however, was comparable to the prior year. American Hawaii's fare revenues decreased $0.3 million due to an 8% decrease in fare per diems offset by a 6% increase in passenger nights associated with the increased capacity of the Independence. The $1.8 million increase in other revenues was primarily due to an increase in the percentage of passengers electing to purchase air through American Hawaii under various air promotions. As a result, consolidated total revenue per passenger night increased to $307, however, the increase in air revenue was offset by a corresponding increase in related expenses.

Consolidated cost of operations increased to $29.5 million for the first quarter of 1998 from $27.1 million for the comparable period in 1997. The increase was mainly due to an increase in air package expenses corresponding to the related revenue increase, as mentioned above. Additionally, there was a moderate increase in American Hawaii's operating expenses due to the increase in passenger nights. As a result of the foregoing factors, consolidated gross profit decreased $2.0 million to $11.2 million for the first quarter of 1998 from $13.2 million for the comparable period in 1997.

Consolidated selling, general and administrative ("SG&A") expenses increased by $1.6 million to $13.1 million for the first quarter of 1998 from $11.5 million for the same period in 1997. The increase was primarily due to an acceleration of marketing spending in the first quarter of 1998 as compared to the marketing spending pattern in 1997. Also included in consolidated SG&A expenses were $0.4 million of expenses related to capacity expansion at American Hawaii and at Delta Queen, as mentioned below. The $0.7 million increase in depreciation expense was attributable to expenditures capitalized during the second quarter 1997 Independence drydock and recently completed layups of the Delta Queen vessels.

The consolidated operating loss for the first quarter of 1998 was $6.1 million as compared to $1.9 million for the first quarter of 1997.

Interest expense decreased slightly due to a lower outstanding debt balance in the first quarter of 1998. In February 1998, the Company received $0.3 million of final proceeds under a Profit Participation Agreement associated with the sale of the Company's hotel in 1996. The Company's consolidated effective tax rate was 40% for both periods in 1998 and 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the three months ended March 31, 1998, cash provided by operations was $5.0 million compared to $3.0 million in the prior year primarily as a result of an increase in unearned passenger revenues offset by an increase in expenses as mentioned above and changes in other working capital accounts. For the three months ended March 31, 1998, unearned passenger revenues, representing passenger cruise deposits, increased $12.1 million compared to an increase of $5.8 million in the prior year. The improvement in the seasonal increase in passenger cruise deposits reflected the higher advance reservation levels at both Delta Queen and American Hawaii. For American Hawaii, the Independence will be operating for the full quarter ending June 30, 1998, whereas in the prior year, it was out-of-service for a four-week drydock which ended June 13, 1997.

Capital Expenditures

The layups for the Delta Queen and the American Queen were completed in the first quarter of 1998 at a cost of approximately $5.0 million, including repairs and maintenance. Of this amount, $3.8 million represented capital expenditures.

Debt

As of March 31, 1998, the Company complied with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity at both Delta Queen and American Hawaii and to strategically grow the business. As discussed below, the Company recently announced plans to expand capacity at Delta Queen and at American Hawaii. As it proceeds with such plans, the Company intends to seek additional financing, although it has not yet determined the nature or amount of such financing. Although the Company believes that it will be able to obtain sufficient funding from the capital markets to construct the new vessels, there can be no assurance that the Company will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if the Company so chooses, to pursue a strategic business opportunity.

Other

In April 1998, the Company announced plans to expand capacity at Delta Queen. For the Delta Queen fleet, the Company intends to build up to five new small coastal ships over the next seven to 10 years. The ships, expected to cost approximately $25 million each, will each accommodate 200 to 225 passengers and will cruise in coastal areas not currently served by the existing Delta Queen vessels. The Company is in the process of obtaining market research and naval designs to assist in the final determination of the feasibility of these new vessels. The Company expects construction of the first new vessel to begin in early 1999, but has not entered into any shipyard contract.

As more fully discussed in the Company's Form 10-K, in October 1997, the Company announced plans to expand capacity at American Hawaii. The Company intends to construct two new cruise ships over the next seven years and plans to introduce an existing foreign-flag cruise ship in the Hawaii market while awaiting construction of the new vessels.

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

In June 1997, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to one million shares of its stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of March 31, 1998, the Company had not repurchased any shares under the plan.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; construction delays and/or cost overruns during regularly scheduled lay-ups and/or drydocks; delays and/or costs overruns during the development and/or construction of new vessels; the impact of changes and/or repeal of laws and implementation of government regulations; an increase in capacity at American Hawaii and/or Delta Queen; pursuit of a strategic business opportunity; and the ability to obtain additional financing, if necessary.

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




                                    AMERICAN CLASSIC VOYAGES CO.



                                    By: /s/ Philip C. Calian
                                       -----------------------
                                       Philip C. Calian
                                       Chief Executive Officer


                                    By: /s/ O. Ivy Wu
                                       -----------------------
                                       O. Ivy Wu
                                       Treasurer




Dated:  May 14, 1998