Form 10-Q
period 1998-06-30
AMERICAN CLASSIC VOYAGES CO
filed 1998-08-13
CIK 315136

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          ___________________________


                                   FORM 10-Q



        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-9264



                          AMERICAN CLASSIC VOYAGES CO.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            31-0303330
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           identification No.)


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


As of August 3, 1998, there were 14,097,055 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX


ITEM DESCRIPTION                                                            PAGE
----------------                                                            ----
Part I.   Financial Information:

          Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                    Condensed Consolidated Statements of Operations for
                    the Three Months and Six Months Ended June 30, 1998
                    and 1997...............................................    3

                    Condensed Consolidated Balance Sheets at June 30, 1998
                    and December 31, 1997..................................    4

                    Condensed Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 1998 and 1997............    5

                    Notes to Condensed Consolidated Financial Statements...    6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................    9



Part II.  Other Information:

          Item 1.   Legal Proceedings......................................   15

          Item 4.   Submission of Matters to a Vote of Security Holders....   15

          Item 5.   Other Information......................................   15

          Item 6.   Exhibits and Reports on Form 8-K.......................   15

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                  For the Three Months       For the Six Months
                                                                     Ended June 30,            Ended June 30,
                                                                  --------------------       ------------------
                                                                     1998       1997           1998       1997
                                                                  ---------   --------       -------    -------
Revenues......................................................     $53,535    $42,356        $94,203    $82,728

Cost of operations (exclusive of depreciation expense shown
  below)......................................................      32,973     24,695         62,432     51,834
                                                                   -------    -------        -------    -------

Gross profit..................................................      20,562     17,661         31,771     30,894

Selling, general and administrative expenses..................      12,292     10,657         25,388     22,176
Depreciation expense..........................................       4,233      3,553          8,489      7,136
                                                                   -------    -------        -------    -------

Operating income (loss).......................................       4,037      3,451         (2,106)     1,582

Interest income...............................................         263        251            514        519
Interest expense..............................................       1,686      1,740          3,356      3,453
Other income..................................................          --         --            300         --
                                                                   -------    -------        -------    -------
Income (loss) before income taxes.............................       2,614      1,962         (4,648)    (1,352)

Income tax (expense) benefit..................................      (1,040)      (785)         1,860        541
                                                                   -------    -------        -------    -------

Net income (loss).............................................     $ 1,574    $ 1,177        $(2,788)   $  (811)
                                                                   =======    =======        =======    =======

Per Share Information
Basic:
    Basic weighted average shares outstanding.................      14,120     13,940         14,094     13,925
    Earnings (loss) per share.................................     $  0.11    $  0.08        $ (0.20)   $ (0.06)

Diluted:
    Diluted weighted average shares outstanding...............      14,897     14,138         14,094     13,925
    Earnings (loss) per share.................................     $  0.11    $  0.08        $ (0.20)   $ (0.06)




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except shares and par value)



                                                     (Unaudited)   (Audited)
                                                      June 30,    December 31,
                                                        1998          1997
                                                     -----------  ------------
ASSETS
Cash and cash equivalents........................     $ 20,972      $ 19,187
Restricted short-term investments................           60           325
Accounts receivable..............................        1,436         1,299
Prepaid expenses and other current assets........        8,650         7,813
                                                      --------      --------
    Total current assets.........................       31,118        28,624

Property and equipment, net......................      165,973       171,105
Deferred income taxes, net.......................       11,321         9,564
Other assets.....................................        2,744         1,602
                                                      --------      --------
    Total assets.................................     $211,156      $210,895
                                                      ========      ========

LIABILITIES
Accounts payable.................................     $ 11,205      $ 14,282
Other accrued liabilities........................       15,277        18,093
Current portion of long-term debt................        4,100         4,100
Unearned passenger revenues......................       43,311        33,713
                                                      --------      --------
    Total current liabilities....................       73,893        70,188

Long-term debt, less current portion.............       79,438        81,488
                                                      --------      --------
    Total liabilities............................      153,331       151,676
                                                      ========      ========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
  authorized, none issued and outstanding).......           --            --
Common stock, $.01 par value (20,000,000 shares
  authorized; 14,148,055 and 14,006,015 shares
  issued, respectively) .........................          141           140
Additional paid-in capital.......................       78,750        77,059
Accumulated deficit..............................      (20,768)      (17,980)
Common stock in Treasury, at cost (20,000 shares)         (298)           --
                                                      --------      --------
Total stockholders' equity.......................       57,825        59,219
                                                      --------      --------
                                                      $211,156      $210,895
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

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                         For the Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                          1998        1997
                                                       ----------   ---------
OPERATING ACTIVITIES:
  Net loss........................................     $ (2,788)    $   (811)
      Depreciation expense........................        8,489        7,136
      Gain on sale of assets......................         (300)          --
      Changes in working capital and other:
        Working capital changes and other.........       (7,834)      (3,792)
        Unearned passenger revenues...............        9,598        9,068
                                                       --------     --------
      Net cash provided by operating activities...        7,165       11,601
                                                       --------     --------

INVESTING ACTIVITIES:
  Decrease in restricted short-term investments...          265        2,375
  Capital expenditures............................       (4,801)     (12,980)
  Proceeds from sale of assets....................          300           --
                                                       --------     --------
      Net cash used in investing activities.......       (4,236)     (10,605)
                                                       --------     --------

FINANCING ACTIVITIES:
  Repayment of borrowings.........................       (2,050)      (2,050)
  Purchase of common stock........................         (298)          --
  Issuance of common stock........................        1,204          460
                                                       --------     --------
      Net cash used in financing activities.......       (1,144)      (1,590)
                                                       --------     --------

Increase (decrease) in cash and cash equivalents..        1,785         (594)
Cash and cash equivalents, beginning of period....       19,187       17,908
                                                       --------     --------
Cash and cash equivalents, end of period..........     $ 20,972     $ 17,314
                                                       ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest....................................     $  3,041     $  3,129
      Income taxes................................           --          194

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Drydock expenditures:
      Capital expenditures........................     $     --     $ (3,490)
      Increase in accounts payable................           --        3,490
                                                       ========     ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

1. BASIS OF PRESENTATION:

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Form 10-K and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

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

2. RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure." This statement is effective for financial statements for periods ending after December 15, 1997. See activities presented below:

Common Stock:                                                                Shares of Stock

  At December  31, 1997.....................................................   14,006,015
  Issued under employee benefit plans including exercises of stock options..      135,040
  Issued upon conversion of stock units.....................................        7,000
                                                                               ----------
  At June 30, 1998..........................................................   14,148,055
                                                                               ==========

Treasury Stock:

  At December  31, 1997.....................................................           --
  Purchased.................................................................       20,000
                                                                               ----------
  At June 30, 1998..........................................................       20,000
                                                                               ==========

In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," which requires the reporting of certain information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company is required to adopt the new standard in 1998; however, this statement need not be applied to interim financial statements during the initial year.

3. EARNINGS PER SHARE:

In February 1997, FASB issued SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. The Company has adopted the new standard and earnings per share information for prior years has been restated accordingly. See reconciliations presented (in thousands, except per share data) below:

                                                                          For the Three Months
                                                                             Ended June 30,
                                                                         ----------------------
                                                                           1998           1997
                                                                         --------       -------
Basic:
  Net income..........................................................   $ 1,574        $ 1,177
  Weighted average shares.............................................    14,120         13,940
                                                                         -------        -------
  Basic per share amount..............................................   $  0.11        $  0.08
                                                                         =======        =======

Diluted:
  Net income..........................................................   $ 1,574        $ 1,177

  Weighted average shares.............................................    14,120         13,940
  Additional shares assuming exercise of dilutive stock options and
   immediate vesting of stock units...................................       777            198
                                                                         -------        -------
  Diluted weighted average shares.....................................    14,897         14,138
                                                                         -------        -------
  Diluted per share amount............................................   $  0.11        $  0.08
                                                                         =======        =======

As the Company reported losses for the six months ended June 30, 1998 and 1997, diluted earnings per share was computed in the same manner as basic earnings per share.

4. DEBT:

Long-term debt consisted of (in thousands):

                                                                      June 30,     December 31,
                                                                        1998           1997
                                                                      --------     ------------
U.S. Government Guaranteed Ship Financing Note, American Queen
  Series, LIBOR + 0.25% floating rate notes due semi-annually
  beginning February 24, 1996 through August 24, 2005.............    $ 18,021       $ 19,233
U.S. Government Guaranteed Ship Financing Bond, American Queen
  Series, 7.68% fixed rate, sinking fund bonds due semi-annually
  beginning February 24, 2006 through June 2, 2020................      36,198         36,198
U.S. Government Guaranteed Ship Financing Note, Independence
  Series A, LIBOR + 0.27% floating rate notes due semi-annually
  beginning June 7, 1996 through December 7, 2005.................       9,909         10,570
U.S. Government Guaranteed Ship Financing Bond, Independence
  Series A, 6.84% fixed rate sinking fund bonds due semi-annually
  beginning June 7, 2006 through December 7, 2015.................      13,215         13,215
U.S. Government Guaranteed Ship Financing Note, Independence
  Series B, LIBOR + 0.27% floating rate notes due semi-annually
  beginning December 7, 1996 through December 7, 2005.............       2,655          2,832
U.S. Government Guaranteed Ship Financing Bond, Independence
  Series B, 7.46% fixed rate sinking fund bonds due semi-annually
  beginning June 7, 2006 through December 7, 2015.................       3,540          3,540

Revolving credit facility (maximum availability of $15 million)...          --             --
                                                                      --------       --------
                                                                        83,538         85,588
Less current portion..............................................       4,100          4,100
                                                                      --------       --------
                                                                      $ 79,438       $ 81,488
                                                                      ========       ========

As of June 30, 1998, the Company complied with all covenants under its various debt agreements.

5. ACCUMULATED DEFICIT:

Changes in accumulated deficit for the six months ended June 30, 1998 were (in thousands):

               Accumulated deficit at December 31, 1997...........    $(17,980)
               Net loss...........................................      (2,788)
                                                                      --------
               Accumulated deficit at June 30, 1998...............    $(20,768)
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

The following discusses the Company's consolidated results of operations and financial condition for the second quarter and six month period ended June 30, 1998 versus the comparable periods ended June 30, 1997. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1997.

Delta Queen's operations are seasonal. Historically, there is greater passenger interest and higher yields in the spring and fall months of the year and the vessels typically undergo an annual lay-up in December and/or January. American Hawaii historically experiences greater passenger interest in the summer and fall months of the year. During the summer months, in particular, American Hawaii tends to have average occupancy in excess of 100% as the number of families sharing cabins with children increases significantly during this period.

American Hawaii is required by the U.S. Coast Guard to drydock the Independence once every 30 months, and as such, the Independence was out of service for a four-week period ending June 13, 1997 ("Independence drydock"). As a result of the factors mentioned above, interim results of operations are not necessarily indicative of results for a full year.

RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months and six months ended June 30, 1998 and 1997 (in thousands):

                                           FINANCIAL HIGHLIGHTS

                                For the Three Months    For the Six Months
                                   Ended June 30,         Ended June 30,
                                --------------------    ------------------
                                  1998         1997       1998       1997
                                -------      -------    -------    -------
Revenues....................    $53,535      $42,356    $94,203    $82,728
                                =======      =======    =======    =======

Operating income (loss).....    $ 4,037      $ 3,451    $(2,106)   $ 1,582
                                =======      =======    =======    =======

Net income (loss)...........    $ 1,574      $ 1,177    $(2,788)   $  (811)
                                =======      =======    =======    =======


                                                         OPERATING STATISTICS

                                              For the Three Months    For the Six Months
                                                 Ended June 30,         Ended June 30,
                                              --------------------   -------------------
                                                1998        1997       1998       1997
                                              --------    --------   --------   --------
Fare revenue per passenger night............  $    231    $    245   $    222   $    233
Total revenue per passenger night...........  $    322    $    313   $    315   $    308

Weighted average operating days (1):
   DELTA QUEEN..............................        91          91        164        162
   AMERICAN HAWAII..........................        91          63        181        153

Vessels capacity per day (berths) (2):
   DELTA QUEEN..............................     1,026       1,026      1,026      1,026
   AMERICAN HAWAII..........................       867         817        867        817

Passenger nights (3)........................   166,497     135,486    298,822    268,375
Physical occupancy percentage (berths) (4)..        97%         94%        92%        92%

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

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Consolidated second quarter 1998 revenues increased $11.1 million to $53.5 million from $42.4 million for the second quarter 1997 representing a $5.3 million increase in fare revenues combined with a $5.8 million increase in other revenues. Delta Queen's fare revenues increased $0.8 million, reflecting slight increases in both fare revenue per passenger night ("fare per diems") and occupancy rates. American Hawaii's fare revenues increased $4.5 million on a 59% increase in passenger nights primarily associated with additional operating days in 1998 as compared to the same period in 1997 when the Independence was out of service for a four-week drydock. American Hawaii's fare per diems decreased 9.0% in 1998 as a result of price competition from land-based Hawaiian vacation alternatives, increased Hawaiian port calls from other cruise lines and a strategic decision by the Company to attract a greater mix of group business earlier in the booking cycle at lower yields. The $5.8 million increase in other revenues was mainly due to the increase in passenger nights at American Hawaii and an increase in passengers electing to purchase air travel through American Hawaii under various air promotions. As a result, consolidated total revenues per passenger night increased to $322; however, the increase in air revenue was offset by a corresponding increase in related air expenses.

Consolidated cost of operations increased $8.3 million to $33.0 million for the second quarter of 1998 from $24.7 million for the comparable period of 1997. American Hawaii's operating costs increased $7.4 million as a result of increased operating days and an increase in air package expenses corresponding to the related air revenue increase, as noted above. Delta Queen's operating costs increased $0.9 million primarily corresponding to the increase in passenger nights. Consolidated gross profit increased $2.9 million for the second quarter 1998 as compared to 1997.

Consolidated selling, general and administrative ("SG&A") expenses increased $1.6 million to $12.3 million for the second quarter of 1998 from $10.7 million for the same period in 1997. Included in consolidated SG&A expenses were $0.7 million of expenses related to capacity expansion at American Hawaii and at Delta Queen. The remaining increase was primarily due to an increase in marketing expenses for both cruise lines. The $0.7 million increase in depreciation expense was attributable to expenditures capitalized during the second quarter 1997 Independence drydock and Delta Queen vessel layups completed earlier in 1998.

The consolidated operating income for the second quarter of 1998 was $4.0 million as compared to $3.5 million for the comparable period of 1997.

Interest expense decreased slightly due to a lower outstanding debt balance in the second quarter of 1998. The Company's consolidated effective tax rate was 40% for both periods in 1998 and 1997.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

Consolidated first half 1998 revenues increased $11.5 million to $94.2 million from $82.7 million for the first half of 1997 representing a $3.8 million increase in fare revenues combined with a $7.7 million increase in other revenues, mainly from the sale of air packages. Delta Queen's fare revenues decreased $0.4 million, reflecting a slight increase in fare per diems offset by a 3% decrease in occupancy rates. American Hawaii's fare revenues increased $4.2 million on a 29% increase in passenger nights associated with the additional operating days in 1998 as compared to the same period in 1997 when the Independence was out of service for a four-week drydock. American Hawaii's fare per diems decreased 9.0% as a result of price competition from land-based Hawaiian vacation alternatives, increased Hawaiian port calls from other cruise lines and a strategic decision by the Company to attract a greater mix of group business earlier in the booking cycle at lower yields. The $7.7 million increase in other revenues was mainly due to the increase in passenger nights at American Hawaii and an increase in passengers electing to purchase air travel through American Hawaii under various air promotions. As a result, consolidated total revenues per passenger night increased to $315; however, the increase in air revenue was offset by a corresponding increase in related air expenses.

Consolidated cost of operations increased $10.6 million to $62.4 million for the first half of 1998 from $51.8 million for the comparable period of 1997. American Hawaii's operating costs increased $10.8 million primarily as a result of increased operating days and an increase in air package expenses corresponding to the related air revenue increase, as noted above. Delta Queen's operating costs decreased slightly by $0.2 million. Consolidated gross profit increased $0.9 million for the first half of 1998.

Consolidated SG&A expenses increased $3.2 million to $25.4 million for the first half of 1998 from $22.2 million for the same period in 1997. Included in consolidated SG&A expenses were $1.1 million of expenses related to capacity expansion at American Hawaii and at Delta Queen. The remaining increase was primarily due to an increase in marketing expenses for both cruise lines. The $1.4 million increase in depreciation expense was primarily attributable to expenditures capitalized during the second quarter 1997 Independence drydock and Delta Queen vessel layups completed earlier in 1998.

The consolidated operating loss for the first half of 1998 was $2.1 million as compared to a operating income of $1.6 million for the first half of 1997.

Interest expense decreased slightly due to a lower outstanding debt balance in the first half of 1998. The Company's consolidated effective tax rate was 40% for both periods in 1998 and 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the six months ended June 30, 1998, cash used in operations before changes in unearned passenger revenues ("Operating Cash Flow") was $2.4 million compared to cash provided by operations of $2.5 million in the prior year. The change in Operating Cash Flow reflected the increase in expenses as mentioned above and changes in other working capital accounts. Unearned passenger revenues, representing passenger cruise deposits, increased $9.6 million in the first half of 1998 from December 31, 1997 reflecting the seasonal increase in advance reservation levels typically experienced at both cruise lines.

Capital Expenditures

Capital expenditures of $4.8 million in the first half of 1998 included $3.8 million related to the Delta Queen and American Queen lay-ups, which were completed in the first quarter of 1998. Other significant capital expenditures included $0.6 million related to design fees and costs associated with capacity expansion in Hawaii, as discussed below. For the remainder of the year, the Company anticipates spending approximately $5.0 million, including capitalized expenditures, on capacity expansion costs mainly related to the vessel design phase for both American Hawaii and Delta Queen.

Debt

As of June 30, 1998, the Company complied with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity at both Delta Queen and American Hawaii and to strategically grow its business. As discussed below, the Company announced plans to expand capacity at Delta Queen and American Hawaii. As it proceeds with such plans, the Company intends to seek additional financing, although it has not yet determined the nature or amount of such financing. Although the Company believes that it will be able to obtain sufficient funding from the capital markets to construct the new vessels, there can be no assurances that the Company will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if the Company so chooses, to pursue a strategic business opportunity.

Other

In April 1998, the Company announced plans to expand capacity at Delta Queen. For the Delta Queen fleet, the Company intends to build up to five new small coastal ships over the next seven to 10 years. The ships, which will each accommodate 200 to 225 passengers, will cruise in coastal areas and other itineraries not currently served by existing Delta Queen vessels such as the East Coast and the Pacific Northwest of the United States. The Company has completed naval contract designs and is presently pursuing bids from approximately 15 U.S. shipyards. In addition, the Company is in the process of obtaining market research to assist in the final determination of the feasibility of these new vessels. If the Company decides to go forward with the expansion plan and enter into a shipyard contract, construction of the first new vessel will begin in early 1999 with its completion in the second half of 2000.

As more fully discussed in the Company's Form 10-K, in October 1997, the Company announced plans to expand capacity at American Hawaii. The Company intends to construct two new cruise ships over the next seven years and plans to introduce an existing foreign-flag cruise ship in the Hawaii market while awaiting construction of the new vessels. The Company is in the process of selecting a shipyard and developing cost estimates for the construction of the new cruise ships and anticipates entering into a shipyard contract by the first quarter of 1999.

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

In June 1997, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to one million shares of its stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of August 3, 1998, the Company had repurchased 51,000 shares at an average purchase price of $14.84 per share under the plan.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; development, planning and construction costs; construction delays and/or cost overruns during regularly scheduled lay-ups and/or drydocks; delays and/or costs overruns during the development and/or construction of new vessels; the impact of changes and/or repeal of laws and implementation of government regulations; an increase in capacity at American Hawaii and/or Delta Queen; pursuit of a strategic business opportunity; and the ability to obtain additional financing, if necessary.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders of American Classic Voyages Co., held on June 3, 1998, the stockholders voted on the election of Directors. The number of shares issued, outstanding and eligible to vote at the meeting as of the record date of April 3, 1998 were 14,063,451. Proxies representing 12,795,822 shares, or 90.98% of the shares eligible to vote were received.

        Proposal 1 - Election of Directors


                                          Number of Shares/Votes
                                        --------------------------
                   Name                    For        Authority Withheld
                   ----                    ---        ------------------
           Phillip C. Calian            12,776,688          19,134
           Arthur A. Greenberg          12,776,588          19,234
           Jerry R. Jacob               12,776,588          19,234
           Emanuel L. Rouvelas          12,776,656          19,166
           Mark Slezak                  12,776,756          19,066
           Joseph P. Sullivan           12,772,756          23,066
           Jeffrey N. Watanabe          12,776,756          19,066
           Samuel Zell                  12,776,688          19,134



ITEM 5. Other Information

        If a stockholder proposal is introduced at the 1999 Annual Meeting without any discussion of the proposal in the proxy statement, and if the proponent does not notify the Company on or before March 15, 1999, as required by Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, of the intent to raise such proposal at the Annual Meeting, then proxies received by the Company for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to the Company in writing at its principal office, Two North Riverside Plaza, Suite 200, Chicago, Illinois 60606, directed to the attention of the Secretary.


ITEM 6. Exhibits and Reports on Form 8-K

        a)   Exhibits:

             10.(iii)(A)(8)  American Classic Voyages Co. Amended and Restated
                             1995 Employee Stock Purchase Plan - Effective July 1, 1998.

             27.             Financial data schedule.


        b)   Reports on Form 8-K:

             None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               AMERICAN CLASSIC VOYAGES CO.




                          By:  /s/ Philip C. Calian
                               ------------------------------------------
                               Philip C. Calian
                               Chief Executive Officer



                          By:  /s/ O. Ivy Wu
                               ------------------------------------------
                               O. Ivy Wu
                               Treasurer







Dated:  August 13, 1998
      ----------------------