Form 10-Q
period 1998-09-30
AMERICAN CLASSIC VOYAGES CO
filed 1998-11-13
CIK 315136

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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


As of November 3, 1998, there were 14,191,020 shares of Common Stock outstanding.

================================================================================

                          AMERICAN CLASSIC VOYAGES CO.


                                     INDEX


ITEM DESCRIPTION                                                            PAGE
----------------                                                            ----

Part I.   Financial Information:

          Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                    Condensed Consolidated Statements of Operations for
                    the Three Months and Nine Months Ended September 30,
                    1998 and 1997..........................................   3

                    Condensed Consolidated Balance Sheets at September 30,
                    1998 and December 31, 1997.............................   4

                    Condensed Consolidated Statements of Cash Flows for
                    the Nine Months Ended September 30, 1998 and 1997......   5

                    Notes to Condensed Consolidated Financial Statements...   6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   9


Part II.  Other Information:

          Item 1.   Legal Proceedings......................................  16

          Item 6.   Exhibits and Reports on Form 8-K.......................  16

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                   For the Three Months       For the Nine Months
                                                                   Ended September 30,        Ended September 30,
                                                                   --------------------     ----------------------
                                                                    1998         1997         1998          1997
                                                                   --------    --------     --------      --------
Revenues......................................................      $50,920     $49,746     $145,123      $132,474

Cost of operations (exclusive of depreciation expense shown
below)........................................................       32,736      30,140       95,168        81,974
                                                                    -------     -------     --------      --------
Gross profit..................................................       18,184      19,606       49,955        50,500

Selling, general and administrative expenses..................       10,156       9,150       35,544        31,326
Depreciation expense..........................................        4,230       4,358       12,719        11,494
                                                                    -------     -------     --------      --------
Operating income..............................................        3,798       6,098        1,692         7,680

Interest income...............................................          272         277          786           796
Interest expense..............................................        1,646       1,758        5,002         5,211
Other income..................................................           --          --          300            --
                                                                    -------     -------     --------      --------
Income (loss) before income taxes.............................        2,424       4,617      (2,224)         3,265

Income tax expense (benefit)..................................          970       1,847        (890)         1,306
                                                                    -------     -------     --------      --------
Net income (loss).............................................       $1,454      $2,770     $(1,334)        $1,959
                                                                    -------     -------     --------      --------
Per Share Information
Basic:
  Basic weighted average shares outstanding...................       14,145      13,962       14,111        13,938
  Earnings (loss) per share...................................        $0.10       $0.20      $(0.09)         $0.14

Diluted:
  Diluted weighted average shares outstanding.................       14,543      14,349       14,111        14,232
  Earnings (loss) per share...................................        $0.10       $0.19      $(0.09)         $0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except shares and par value)

                                                     (Unaudited)     (Audited)
                                                    September 30,   December 31,
                                                        1998           1997
                                                    -------------   ------------
ASSETS
Cash and cash equivalents.........................     $27,233         $19,187
Restricted short-term investments.................          60             325
Accounts receivable...............................       1,257           1,299
Prepaid expenses and other current assets.........       8,363           7,813
                                                    -------------   ------------
  Total current assets............................      36,913          28,624

Property and equipment, net.......................     163,637         171,105
Deferred income taxes, net........................      10,635           9,564
Other assets......................................       2,614           1,602
                                                    -------------   ------------
  Total assets....................................    $213,799        $210,895
                                                    =============   ============

LIABILITIES
Accounts payable..................................     $11,318         $14,282
Other accrued liabilities.........................      16,481          18,093
Current portion of long-term debt.................       4,100           4,100
Unearned passenger revenues.......................      43,839          33,713
                                                    -------------   ------------
  Total current liabilities.......................      75,738          70,188

Long-term debt, less current portion..............      78,226          81,488
                                                    -------------   ------------
  Total liabilities...............................     153,964         151,676
                                                    =============   ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value
 (5,000,000 shares authorized, none issued
 and outstanding)...................                        --              --
Common stock, $.01 par value (20,000,000 shares
 authorized; 14,227,522 and 14,006,015 shares
 issued, respectively)............................         142             140
Additional paid-in capital........................      79,764          77,059
Accumulated deficit...............................     (19,314)        (17,980)
Common stock in Treasury, at cost (51,000 shares).        (757)             --
                                                    -------------   ------------
  Total stockholders' equity......................      59,835          59,219
                                                    -------------   ------------
                                                      $213,799        $210,895
                                                    =============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                     For the Nine Months
                                                     Ended September 30,
                                                     ---------------------
                                                       1998        1997
                                                    ---------    ---------
OPERATING ACTIVITIES:
Net (loss) income.................................    $(1,334)      $1,959
Depreciation expense..............................     12,719       11,494
Gain on sale of assets............................       (300)          --
Changes in working capital and other:
Working capital changes and other.................     (5,307)      (2,657)
Unearned passenger revenues.......................     10,126        8,741
                                                      -------      -------
Net cash provided by operating activities.........     15,904       19,537
                                                      -------      -------
INVESTING ACTIVITIES:
Decrease in restricted short-term investments.....        265        2,333
Capital expenditures..............................     (6,104)     (17,915)
Proceeds from sale of assets......................        300           --
                                                      -------      -------
Net cash used in investing activities.............     (5,539)     (15,582)
                                                      -------      -------
FINANCING ACTIVITIES:
Repayment of borrowings...........................     (3,262)      (3,262)
Purchase of common stock..........................       (757)          --
Issuance of common stock..........................      2,219          873
Deferred financing fees...........................       (519)          --
                                                      -------      -------
Net cash used in financing activities.............     (2,319)      (2,389)
                                                      -------      -------

Increase in cash and cash equivalents.............      8,046        1,566
Cash and cash equivalents, beginning of period....     19,187       17,908
                                                      -------      -------
Cash and cash equivalents, end of period..........    $27,233      $19,474
                                                      -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest..........................................     $4,982       $5,159
Income taxes......................................         --          194

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

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

2. RECENT PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure." This statement is effective for financial statements for periods ending after December 15, 1997. See activities presented below:


Common Stock:                                                   Shares of Stock
At December  31, 1997........................................       14,006,015
Issued under employee benefit plans including exercises of
  stock options..............................................          214,507
Issued upon conversion of stock units........................            7,000
                                                                   -----------
At September 30, 1998........................................       14,227,522
                                                                   -----------
Treasury Stock:
At December  31, 1997........................................               --
Purchased....................................................           51,000
                                                                   -----------
At September 30, 1998........................................           51,000
                                                                   -----------

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

3. EARNINGS PER SHARE:

In February 1997, FASB issued SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. The Company has adopted the new standard and earnings per share information for prior years has been restated accordingly. See reconciliations presented (in thousands, except per share data) below:

                                                                                                   For the Nine
                                                            For the Three Months Ended             Months Ended
                                                                   September 30,                   September 30
                                                           -----------------------------          -------------
                                                                   1998           1997                 1997
                                                           -----------------  ----------          -------------
Basic:....................................................
Net income................................................       $ 1,454        $ 2,770              $ 1,959
Weighted average shares...................................        14,145         13,962               13,938
                                                           -----------------  ----------          -------------
Basic per share amount....................................       $  0.10        $  0.20              $  0.14
                                                           -----------------  ----------          -------------
Diluted:
Net income................................................       $ 1,454        $ 2,770              $ 1,959

Weighted average shares...................................        14,145         13,962               13,938
Additional shares assuming exercise of dilutive stock
options and immediate vesting of stock units..............           398            387                  294
                                                           -----------------  ----------          -------------
Diluted weighted average shares...........................        14,543         14,349               14,232
                                                           -----------------  ----------          -------------
Diluted per share amount..................................       $  0.10        $  0.19              $  0.14
                                                           -----------------  ----------          -------------

As the Company reported a net loss for the nine months ended September 30, 1998, diluted earnings per share was computed in the same manner as basic earnings per share.

4. DEBT:

Long-term debt consisted of (in thousands):

                                                                     September 30,  December 31,
                                                                        1998           1997
                                                                   -------------   -------------

U.S. Government Guaranteed Ship Financing Note, American Queen
Series, LIBOR + 0.25% floating rate notes due semi-annually
beginning February 24, 1996 through August 24, 2005............        $16,809       $19,233
U.S. Government Guaranteed Ship Financing Bond, American Queen
Series, 7.68% fixed rate, sinking fund bonds due semi-annually
beginning February 24, 2006 through June 2, 2020...............         36,198        36,198
U.S. Government Guaranteed Ship Financing Note, Independence
Series A, LIBOR + 0.27% floating rate notes due semi-annually
beginning June 7, 1996 through December 7, 2005................          9,909        10,570
U.S. Government Guaranteed Ship Financing Bond, Independence
Series A, 6.84% fixed rate sinking fund bonds due
semi-annually beginning June 7, 2006 through December 7, 2015..         13,215        13,215
U.S. Government Guaranteed Ship Financing Note, Independence
Series B, LIBOR + 0.27% floating rate notes due semi-annually
beginning December 7, 1996 through December 7, 2005............          2,655         2,832
U.S. Government Guaranteed Ship Financing Bond, Independence
Series B, 7.46% fixed rate sinking fund bonds due
semi-annually beginning June 7, 2006 through December 7, 2015..          3,540         3,540
Revolving credit facility (maximum availability of $15 million)             --            --
                                                                   -------------   -------------
                                                                        82,326        85,588
Less current portion...........................................          4,100         4,100
                                                                   -------------   -------------
                                                                       $78,226       $81,488
                                                                   -------------   -------------

As of September 30, 1998, the Company complied with all covenants under its various debt agreements.

5. ACCUMULATED DEFICIT:

Changes in accumulated deficit for the nine months ended September 30, 1998 were (in thousands):


Accumulated deficit at December 31, 1997.  $(17,980)
Net loss.................................    (1,334)
                                          ----------
Accumulated deficit at September 30, 1998  $(19,314)
                                          ----------

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

The following discusses the Company's consolidated results of operations and financial condition for the three month and nine month periods ended September 30, 1998 versus the comparable periods ended September 30, 1997. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months and nine months ended September 30, 1998 and 1997 (in thousands):

                              FINANCIAL HIGHLIGHTS


                             For the Three Months    For the Nine Months
                             Ended September 30,     Ended September 30,
                            ---------------------   ---------------------
                              1998        1997        1998        1997
                            ---------   ---------   ---------   ---------
Revenues..................    $50,920     $49,746    $145,123    $132,474
                            =========   =========   =========   =========
Operating income..........     $3,798      $6,098      $1,692      $7,680
                            =========   =========   =========   =========
Net income (loss).........     $1,454      $2,770    $ (1,334)     $1,959
                            =========   =========   =========   =========

                              OPERATING STATISTICS


                                             For the Three Months    For the Nine Months
                                             Ended September 30,     Ended September 30,
                                            ----------------------------------------------
                                               1998        1997        1998        1997
                                            ----------  ---------- -----------  ----------
Fare revenue per passenger night..........        $222        $224        $222        $230
Total revenue per passenger night.........        $308        $297        $313        $304

Weighted average operating days (1):
  DELTA QUEEN.............................          92          92         256         254
  AMERICAN HAWAII.........................          92          92         273         245

Vessels capacity per day (berths) (2):
  DELTA QUEEN.............................       1,026       1,026       1,026       1,026
  AMERICAN HAWAII.........................         867         865         867         835

Passenger nights (3)......................     165,539     167,710     464,361     436,085
Physical occupancy percentage (berths) (4)         95%         96%         93%         94%

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

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Consolidated third quarter 1998 revenues increased $1.1 million to $50.9 million from $49.8 million for the third quarter 1997 representing a $0.9 million decrease in fare revenues combined with a $2.0 million increase in other revenues. Delta Queen's fare revenues decreased $1.5 million, reflecting a 7% decrease in passenger nights offset by a 1% increase in fare revenue per passenger night ("fare per diems"). American Hawaii's fare revenues increased $0.6 million on a 5% increase in passenger nights while fare per diems decreased by 1%. The $2.0 million increase in other revenues was mainly due to the increase in passenger nights at American Hawaii and an increase in passengers electing to purchase air travel through American Hawaii under various air promotions. As a result, consolidated total revenues per passenger night increased to $308. As discussed below, the increase in air revenue was offset by a corresponding increase in related air expenses.

Consolidated cost of operations increased $2.6 million to $32.7 million for the third quarter of 1998 from $30.1 million for the comparable period of 1997. American Hawaii's operating costs increased $3.3 million as a result of increased passenger nights and an increase in air package expenses corresponding to the related air revenue increase, as noted above. Delta Queen's operating costs decreased $0.7 million primarily corresponding to the decrease in passenger nights. Consolidated gross profit decreased $1.4 million for the third quarter 1998 as compared to 1997.

Consolidated selling, general and administrative ("SG&A") expenses increased $1.0 million to $10.2 million for the third quarter of 1998 from $9.2 million for the same period in 1997. The increase was primarily due to an increase in marketing and administrative expenses for both cruise lines. Included in third quarter 1998 consolidated SG&A expenses were $0.6 million of expenses related to capacity expansion at American Hawaii and at Delta Queen. The comparable period of 1997 also included $0.7 million of relocation costs incurred as a result of the move of American Hawaii's mainland office from Chicago to New Orleans and costs incurred for capacity expansion at American Hawaii. Depreciation expense for the third quarter of 1998 was consistent with 1997.

As a result of increases in expenses as detailed above, consolidated operating income for the third quarter of 1998 was $3.8 million as compared to $6.1 million for the comparable period of 1997.

Interest expense decreased slightly due to a lower outstanding debt balance in the third quarter of 1998. The Company's consolidated effective tax rate was 40% for both periods in 1998 and 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated revenues for the first nine months of 1998 increased $12.6 million to $145.1 million from $132.5 million for the first nine months of 1997 representing a $2.9 million increase in fare revenues combined with a $9.7 million increase in other revenues, mainly from the sale of air packages. Delta Queen's fare revenues decreased $2.0 million, reflecting a slight increase in fare per diems offset by a 4% decrease in occupancy rates. American Hawaii's fare revenues increased $4.9 million on a 20% increase in passenger nights associated with the additional operating days in 1998 as compared to the same period in 1997 when the Independence was out of service for a four-week drydock. American Hawaii's fare per diems decreased 6% as a result of price competition from land-based Hawaiian vacation alternatives, increased Hawaiian port calls from other cruise lines and a strategic decision by the Company to attract a greater mix of group business earlier in the booking cycle at lower yields. The $9.7 million increase in other revenues was mainly due to the increase in passenger nights at American Hawaii and an increase in passengers electing to purchase air travel through American Hawaii under various air promotions. As a result, consolidated total revenues per passenger night increased to $313. As discussed below, the increase in air revenue was offset by a corresponding increase in related air expenses.

Consolidated cost of operations increased $13.2 million to $95.2 million for the first nine months of 1998 from $82.0 million for the comparable period of 1997. American Hawaii's operating costs increased $14.1 million primarily as a result of increased operating days and an increase in air package expenses corresponding to the related air revenue increase, as noted above. Delta Queen's operating costs decreased slightly by $0.9 million primarily corresponding to the decrease in occupancy rates. Consolidated gross profit decreased $0.5 million for the first nine months of 1998.

Consolidated SG&A expenses increased $4.2 million to $35.5 million for the first nine months of 1998 from $31.3 million for the same period in 1997. Included in consolidated SG&A expenses were $1.7 million of expenses related to capacity expansion at American Hawaii and at Delta Queen. The comparable period of 1997 also included $0.9 of relocation costs incurred as a result of the move of American Hawaii's mainland office from Chicago to New Orleans and costs incurred for capacity expansion at American Hawaii. The remaining increase was primarily due to an increase in marketing expenses for both cruise lines. The $1.2 million increase in depreciation expense was primarily attributable to expenditures capitalized during the second quarter 1997 Independence drydock and Delta Queen vessel layups completed earlier in 1998.

As a result of increases in expenses as detailed above, consolidated operating income for the first nine months of 1998 was $1.7 million as compared to $7.7 million for the comparable period of 1997.

Interest expense decreased slightly due to a lower outstanding debt balance in the first nine months of 1998. The Company's consolidated effective tax rate was 40% for both periods in 1998 and 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the nine months ended September 30, 1998, cash provided by operations before changes in unearned passenger revenues ("Operating Cash Flow") was $5.8 million compared to cash provided by operations of $10.8 million in the prior year. The change in Operating Cash Flow reflected the increase in expenses as mentioned above and changes in other working capital accounts. Unearned passenger revenues, representing passenger cruise deposits, increased $10.1 million in the first nine months of 1998 as compared to an increase of $8.7 million in the first nine months of 1997. The increases in both periods reflect the seasonal increase in advance reservation levels typically experienced at both cruise lines. The seasonal increase in unearned passenger revenues was greater in 1998 than in 1997 due to the timing of Delta Queen's 1998 /1999 lay-ups, discussed below, which occur later than the 1997/1998 lay-ups.

Capital Expenditures

Capital expenditures of $6.1 million in the first nine months of 1998 included $3.8 million related to the Delta Queen and American Queen lay-ups, which were completed in the first quarter of 1998. Other significant capital expenditures included $1.6 million related to design fees and costs associated with capacity expansion at American Hawaii and Delta Queen, as discussed below.

For the remainder of the year, the Company anticipates spending approximately $3.0 million, including capitalized expenditures, on capacity expansion costs mainly related to the vessel design phase for both American Hawaii and Delta Queen. In addition, starting December 14, 1998, the Mississippi Queen will undergo a 37-day lay-up while the Delta Queen will be out of service starting January 4, 1999 for a scheduled 54-day lay-up in which certain renovations will be performed. The American Queen will undergo a 15-day lay-up beginning January 27, 1999. The lay-ups for the three vessels, including repairs and maintenance, is expected to cost $6.0 million and will be funded from working capital.

Debt

As of September 30, 1998, the Company complied with all covenants under its various debt agreements.

The Company believes it will have adequate access to capital resources, both internally and externally, to meet its short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. The Company continually evaluates opportunities to increase capacity at both Delta Queen and American Hawaii and to strategically grow its business. As discussed below, the Company announced plans to expand capacity at Delta Queen and American Hawaii. As it proceeds with such plans, the Company intends to seek additional financing, although it has not yet determined the nature or amount of such financing. Although the Company believes that it will be able to obtain sufficient funding from the capital markets to construct the new vessels, there can be no assurances that the Company will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if the Company so chooses, to pursue strategic business opportunities.

Other

As more fully discussed in the Company's Form 10-K, in October 1997, the Company announced plans to expand capacity at American Hawaii. The Company intends to construct two new cruise ships over the next seven years and plans to introduce an existing foreign-flag cruise ship in the Hawaii market while awaiting construction of the new vessels. In October 1998, the Company signed a Letter of Intent with Litton Industries' Ingalls Shipbuilding Division to construct two passenger ships, each accommodating approximately 1900 passengers, with options to build up to four additional vessels. The estimated construction cost of the two initial ships will be $400 million each. The Letter of Intent between the Company and Ingalls is expected to lead to a design and construction contract by April 1999. The first ship is expected to be delivered in late 2002 and the second ship nine to eighteen months following delivery of the initial ship.

In April 1998, the Company announced plans to expand capacity at Delta Queen. For the Delta Queen fleet, the Company intends to build up to five new small coastal ships over the next seven to 10 years. The ships, which will each accommodate approximately 225 passengers, will cruise in coastal areas and other itineraries not currently served by existing Delta Queen vessels, such as the East Coast and the Pacific Northwest of the United States. The Company has completed naval contract designs and is presently reviewing bids from approximately 10 U.S. shipyards. The estimated shipyard construction cost of the ships will be $30 million each. If the Company decides to go forward with the expansion plan and enter into a shipyard contract, construction of the first new vessel will begin in early 1999 with its targeted completion in mid-2000.

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

In June 1997, the Board of Directors of the Company approved a stock repurchase plan. The plan authorizes the Company to repurchase up to one million shares of its stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of November 3, 1998, the Company had repurchased 51,000 shares at an average purchase price of $14.84 per share under the plan.

Impact of Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure, miscalculations and/or other unanticipated problems.

Based on a recent assessment, and the Company's ongoing evaluation of its information systems, the Company has determined that it will be required to modify or replace portions of its software to improve those systems. The Company has confirmed that its reservation and phone system are Year 2000 compliant as well as the onboard financial systems on the Delta Queen vessels. The Independence's onboard financial system, however, is not Year 2000 compliant. Also, certain imbedded chip systems in place on certain of the Company's vessels are not Year 2000 compliant. In addition, the Company is testing its accounting system to determine whether it is Year 2000 compliant and is exploring the purchase of alternative accounting systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the system improvements and Year 2000 modifications. The Company anticipates completing the system improvements and the Year 2000 project no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. It is anticipated that these modifications and improvements will enable its information systems to function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its information systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

If any of the Company's suppliers or travel partners do not, or if the Company itself does not, successfully deal with the Year 2000 issue, the Company could experience delays in scheduled cruises which could result in lost revenues or increases in costs and could subject the Company to claims and damages. Problems with the Year 2000 issue could also result in delays in the Company invoicing its travel partners or in the Company receiving payments from them which could then affect the Company's liquidity. Problems with the Year 2000 issue could affect the activities of the Company's travel partners to the point that their demand for the Company's cruises is reduced. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

As part of its continuing review, the Company is currently communicating with its major suppliers and travel partners on their Year 2000 compliance issues. For example, the Company's external air ticketing and credit card processing software has been determined to be Year 2000 compliant. The Company is also in the process of determining whether its shoreside building facilities equipment systems are Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be Year 2000 compliant and would not have an adverse effect on the Company's operations, should such systems fail in the Year 2000. The Company has not yet seen any need for contingency plans for the Year 2000 issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its travel partners and suppliers. Some risks of the Year 2000 issue are beyond the control of the Company and its travel partners and suppliers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 issue.

The total cost of the system improvements and the Year 2000 project is estimated at approximately $1.0 million and is being funded from working capital. Of the total project cost, approximately $0.5 million is attributable to the possible implementation of a new accounting system, including new software and hardware, in addition to consulting fees, which will be capitalized. Another $0.3 million of capital outlays is attributable to the upgrading of the Independence's onboard financial system and for the replacement of imbedded chip systems in certain of the Company's vessels. The remaining $0.2 million, which will be expensed as incurred and represents less than 10% of the Company's information systems budget, is not expected to have a material impact on the results of operations. To date, the Company has incurred approximately $30,000 related to its systems improvements and the Year 2000 project.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates given presently available information. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions which may impact passenger yields and occupancy; weather patterns affecting either the inland waterways in the Continental U.S. or the Hawaiian Islands; unscheduled repairs and drydocking of the Company's vessels; delays or the inability to enter into definitive construction agreements on commercially reasonable terms; development, planning and construction costs; construction delays and/or cost overruns during regularly scheduled lay-ups and/or drydocks or in connection with the construction of new vessels; successful completion of expansion plans, including construction of new vessels; the impact of changes and/or repeal of laws and implementation of government regulations; an increase in capacity at American Hawaii and/or Delta Queen; pursuit of a strategic business opportunity; and the ability to obtain additional financing, if necessary.

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




                                          AMERICAN CLASSIC VOYAGES CO.





                                     By:  /s/ Philip C. Calian
                                          --------------------------------------
                                          Philip C. Calian
                                          Chief Executive Officer



                                     By:  /s/ Randall L. Talcott
                                          --------------------------------------
                                          Randall L. Talcott
                                          Treasurer and Chief Accounting Officer







Dated:  November 13, 1998