Form 10-K
period 1998-12-31
AMERICAN CLASSIC VOYAGES CO
filed 1999-03-31
CIK 315136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------


                                    FORM 10-K


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $132.5 million based upon the last reported sale price of $19.00 per share on March 26, 1999 on The Nasdaq Stock Market. Using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, certain persons designated as affiliates for purposes of this computation may not be held to be affiliates upon judicial determination.

As of March 26, 1999, there were 14,327,509 shares of Common Stock outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE:

PART III        --           Portions of the registrant's definitive Proxy
                             Statement, which will be filed with the Securities and Exchange Commission by April 30, 1999.

================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                      INDEX



     ITEM DESCRIPTION                                                                                             PAGE
     ----------------                                                                                             ----

     Part I
                  Item 1   --    Business........................................................................   3
                  Item 2   --    Properties......................................................................   14
                  Item 3   --    Legal Proceedings...............................................................   14
                  Item 4   --    Submission of Matters to a Vote of Security Holders.............................   14

     Part II
                  Item 5   --    Market for Registrant's Common Equity and Related
                                 Stockholder Matters.............................................................   15
                  Item 6   --    Selected Financial Data.........................................................   15
                  Item 7   --    Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations.............................................   15
                  Item 7A  --    Quantitative and Qualitative Disclosures About Market Risk......................   15
                  Item 8   --    Financial Statements and Supplementary Data.....................................   15
                  Item 9   --    Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure..........................................   15

     Part III
                  Item 10  --    Directors and Executive Officers of the Registrant..............................   16
                  Item 11  --    Executive Compensation..........................................................   16
                  Item 12  --    Security Ownership of Certain Beneficial Owners
                                 and Management..................................................................   16
                  Item 13  --    Certain Relationships and Related Transactions..................................   16

     Part IV
                  Item 14  --    Exhibits, Financial Statement Schedules,
                                 and Reports on Form 8-K.........................................................   17


                          AMERICAN CLASSIC VOYAGES CO.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

American Classic Voyages Co. is the leading provider of overnight passenger cruises among the Hawaiian Islands and on the Mississippi River system. We operate two cruise lines under the names American Hawaii Cruises and The Delta Queen Steamboat Co. American Hawaii, acquired in August 1993, operates the S.S. Independence, a U.S.-flagged ocean liner with 867 total passenger berths. American Hawaii provides inter-island cruises on a year-round basis among the Hawaiian Islands. Delta Queen currently operates the Delta Queen, American Queen and Mississippi Queen, U.S.-flagged paddlewheel steamboats having 1,026 total passenger berths. Delta Queen provides cruise vacations on the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois and Atchafalaya Rivers. We do not offer gaming on our vessels.

American Classic Voyages Co. is a Delaware corporation incorporated in 1985 as a holding company that owns and controls The Delta Queen Steamboat Co., which operates Delta Queen through various subsidiaries, and Great Hawaiian Cruise Line, Inc., which operates American Hawaii through various subsidiaries. American Classic Voyages Co.'s principal executive offices are located at Two North Riverside Plaza, Suite 200, Chicago, Illinois 60606. Delta Queen and American Hawaii's principal administrative offices are located in New Orleans, Louisiana.

We are the largest owner and operator of U.S. flag passenger vessels. Under the Passenger Vessel Act of 1886 and related U.S. laws, only U.S. ships that are (1) U.S. built, (2) owned by U.S. citizens, (3) operated by U.S. crews and officers, and (4) U.S.-flagged by the U.S. Coast Guard are permitted to operate exclusively between U.S. ports, including the islands of Hawaii. We are the only U.S.-flagged, large scale, overnight cruise line operator providing inter-island vacations among the Hawaiian Islands. Accordingly, we believe our U.S.-flagged designation provides us with significant itinerary advantages.

The U.S. Flag Cruise Ship Pilot Project Statute ("Pilot Project Statute") was enacted in 1997 to develop the U.S.-flagged cruise ship industry and stimulate commercial construction of cruise ships in U.S. shipyards. In connection with our execution of a definitive agreement with Ingalls Shipbuilding to construct at least two new vessels in a U.S. shipyard (see below), we believe that we will have (1) the exclusive right to operate large U.S.-flagged cruise ships in the domestic trade among the Hawaiian Islands for the life expectancy of the vessels and (2) the right to operate a foreign-built cruise ship as a U.S.-flagged ship in the Hawaiian Islands for a period of two years following delivery of the final vessel under the contract. We will enjoy the benefits of the Pilot Project Statute, however, only if we comply with its terms. The Pilot Project Statute requires, among other things, as a condition to obtaining these rights that the agreement to construct the new cruise ships provide that (1) the vessels are built with more than 867 berths each and (2) delivery of the first vessel be prior to January 1, 2005 and the second vessel prior to January 1, 2008. The statute does not restrict the activities of small U.S.-flagged cruise ships with fewer than 275 passengers and less than 10,000 gross tons.

CURRENT OPERATIONS

American Hawaii -- Current Operations

American Hawaii's cruise ship, the S.S. Independence, operates inter-island cruise vacations among the Hawaiian Islands year round. Built in 1951, the S.S. Independence has 867 passenger berths. American Hawaii offers primarily seven day itineraries with ports of call throughout the Hawaiian Islands. In addition, American Hawaii also offers three and four day itineraries. Many cruise passengers also choose to extend their stay in Hawaii, purchasing hotel accommodations through American Hawaii. American Hawaii offers more than 50 optional shore excursion activities to passengers to showcase the spectacular Hawaiian scenery and local attractions, including the following: helicopter rides and submarine rides, deep sea fishing, snorkeling, scuba diving and tours of popular destinations such as Pearl Harbor and the Arizona Memorial, the Fern Grotto and the historic town of Lahaina. The itinerary also affords an opportunity to view Mount Kilauea, one of the world's few active volcanoes, and the soaring sea cliffs of the inaccessible Na Pali coast.

American Hawaii offers theme cruises organized around specific activities or seasons, including: "Whales in the Wild" cruises, in which passengers can observe whales that make Hawaii their winter playground; "Hawaiian Heritage" cruises, which emphasize native Hawaiian ceremonies and rituals; and "Big Band" cruises featuring 1940's Big Band orchestra music and "Golden Age of Movies" film screenings.

Cruise fares on American Hawaii for a seven-night cruise, as stated in the 1999 cruise brochure, range from luxurious suites at $3,280 per person to interior cabins with a single sofa bed and fold-away upper berth at $1,230 per person, based on double occupancy. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late evening buffet, night entertainment on the vessel and port charges. American Hawaii also offers seasonal youth programs to attract passengers with children, as the S.S. Independence has a large number of cabins that can accommodate three and four passengers.

American Hawaii offers additional services and products to its passengers, including bar services, beauty salon services, photography services, shore excursions and gift shop products. American Hawaii also distributes a line of specialty products through its onboard gift shops utilizing the "American Hawaii Cruises" logo. In order to facilitate and simplify passengers' travel planning process, American Hawaii offers air transportation arrangements to and from the Hawaiian Islands through agreements with several major commercial airlines as well as trip cancellation insurance.

American Hawaii is marketed as "the best and most convenient" way to experience the Hawaiian Islands. We accomplish this by focusing on onboard dining, entertainment, and offering an extensive package of shore excursions at all stops along the itinerary, as well as by providing a wide variety of activities, demonstrations and lectures designed to enhance passengers' overall experience of the unique Hawaiian culture. Additionally, the Hawaii vacation package is promoted as a convenient and rewarding alternative to land-based multi-island vacations.

American Hawaii's marketing efforts target consumers who are interested in Hawaii, cruise enthusiasts and other consumers who fit certain demographic or geographic profiles. American Hawaii sends out more than six million pieces of direct mail annually to reach these potential customers in an effort to develop cruise sales. These direct mailings are made throughout the year to drive business during certain specific time frames. American Hawaii also sends out the Holokai Hui News newsletter, aimed at encouraging passengers to repeat, and sends cooperative direct mail to travel agents to promote cruise sales. The travel agency community also receives periodic fax broadcasts and a quarterly newsletter, the Kuaihelani. American Hawaii also places advertisements in specialized publications such as Islands, Hawaii, Modern Maturity, Car and Travel and Endless Vacation magazines, and has been the subject of numerous feature articles in national travel and leisure magazines and newspaper travel sections.

Delta Queen -- Current Operations

Delta Queen's three paddlewheel steamboats offer cruise itineraries for trips along the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois and Atchafalaya Rivers, as well as the Intracoastal Waterway. Ports of embarkation and disembarkation, which are typically locations of historical or cultural significance, include New Orleans, Memphis, St. Louis, St. Paul, Louisville, Cincinnati, Pittsburgh, Nashville, Chattanooga, and Galveston. Other ports of call include such towns as Hannibal, Missouri; Prairie du Chien, Wisconsin; Vicksburg and Natchez, Mississippi; and Shiloh, Tennessee.

According to the Cruise Industry News 1998 Annual Report, Delta Queen had a 53% share of available beds within the domestic rivers and waterways segments of the overnight cruise market. Delta Queen is marketed to mature adult travelers as a unique vacation experience aboard classic steamboats in which the people, sights, romance and history of heartland America are explored. We believe individuals are attracted to our paddlewheel steamboat cruises because of the quality of our service, dining, accommodations and entertainment as well as the unique characteristics of the steamboat experience, including the connection to American history.

Delta Queen promotes special cruise packages revolving around specific themes which allow passengers to participate in activities, meet special guest lecturers, and enjoy entertainment relevant to the theme. Seasonal theme cruises include: "Spring Pilgrimage," "Fall Foliage - Autumn in America" and "Old Fashioned Holidays" while geographic themes include "Dixie Fest," "Mark Twain Heartland," "Cajun Culture" and "Gardens of the River." Old standbys and continuing favorites are "Kentucky Derby" cruises that include attendance at the Kentucky Derby horse race and "The Great Steamboat Race," a reenactment of the famous 19th Century race between the Natchez and the Robert E. Lee steamboats. For nostalgia and history lovers, Delta Queen offers "Big Band," "The Year That Was...," "Civil War" and "Fabulous 50s" theme cruises. In a continuing effort to upgrade its cruise product, Delta Queen introduced in 1998 enhancements to the onboard dining, entertainment and shore excursions which highlighted America's heartland. In addition, several new theme cruises were added, such as "Tramping on the River" cruises featuring impromptu river stops; and "The History of Steamboatin'," which retraced the 1811 voyage of the first successful steamboat voyage down the Ohio and Mississippi Rivers to New Orleans.

The Steamboatin'(TM) cruise fare for an average five-night cruise, as stated in the 1999/2000 cruise brochure, ranges from luxurious suites at $3,410 per person to interior cabins with lower and upper passenger berths at $1,390 per person, based on double occupancy. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late evening buffet, day and night entertainment on the vessels and port charges.

To attract additional customers, Delta Queen has developed products which combine its steamboat cruises with escorted tours and overnight stays at historic port cities. As a convenience to its passengers, Delta Queen will also arrange hotel accommodations and air and land transportation to and from the cruise embarkation and disembarkation points.

Delta Queen annually welcomes back a large number of prior passengers through its relationship marketing program. New passengers are acquired through targeted direct mail, direct response advertising and other promotional activity. Media coverage generated by public relations activity is another method of acquiring new customers and building brand awareness. In 1998, Steamboatin'(TM) vacations were featured or mentioned in more than 3,000 articles in publications with national and local circulations. In addition, each year a significant number of new customers are referred by prior customers. Nearly all Steamboatin'(TM) vacations are booked via travel agents, who receive frequent communications from Delta Queen and who are supported with collateral and mailing materials.

Sales and Marketing

We maintain separate field sales and reservation staffs for Delta Queen and American Hawaii. We sell our cruise products primarily through two major channels, of which the most significant channel is travel agents operating throughout the U.S. We have programs which educate travel agents about the unique nature of our travel experiences, the vessels' itineraries, special programs, theme cruises and pricing policies. To assist in generating reservations from travel agents, we engage in both consumer and trade-oriented advertising, including direct mailings of Delta Queen and American Hawaii literature to travel agencies. We also maintain contact with travel agents through each cruise line's field sales personnel who conduct educational seminars and attend trade shows. Our second major sales channel is group travel organizers, consisting of clubs, travel agencies and tour operators who arrange for the sale of cruise vacations at discounted fares. We provide a variety of incentives to these organizers, including fare discounts and promotional materials. During fiscal 1998, no single customer accounted for more than 10% of our consolidated revenues.

Pricing and Advance Reservations

We issue separate full color sales brochures for each of Delta Queen and American Hawaii, which contain descriptive information, itineraries and fare schedules, prior to the beginning of each upcoming calendar year. We price our cruise fares, based on cabin category, using a single pricing schedule for each cruise line throughout the calendar year. As an inducement for passengers to book early, we generally offer an early booking discount. In addition, we offer to group travel organizers and others limited discounts from our published fare schedules.

We actively market our cruises up to one year prior to the cruise year and the level of advance reservations at any given date provides us with an indication of our future fare revenue. A significant portion of such reservations is booked more than six months in advance of the cruise date. Generally, customers of each cruise line must pay a $300 refundable deposit within one week of booking a cruise with the balance of the cruise fare to be remitted 60 days in advance of the departure date. Cancellations received after a certain date are subject to a loss of deposit or a cancellation charge ranging from 25% to 100% of the cruise fare. For a nominal fee, we also offer trip cancellation insurance through a third-party insurer which allows the customers to reduce their exposure to cancellation charges. As of January 1, 1999, advance reservations for the 1999 cruise year for both Delta Queen and American Hawaii combined were $81.6 million. However, we cannot specifically determine the amount of revenues to be derived from advance reservations as we cannot guarantee that any particular advance reservation will result in any revenue to us.

EXPANSION PLANS

We believe that there is significant untapped market potential in the cruise industry and plan to realize some of this potential by expanding both our Hawaii and Delta Queen cruise lines. In the Hawaii cruise market, we plan to leverage our U.S.-flagged designation and the unique competitive advantages offered to us under the Pilot Project Statute by introducing larger, more modern vessels into the Hawaii vacation market. To expand Delta Queen's position in the U.S. inland waterway cruise market, we plan to extend our cruise itineraries into the U.S. coastal cruise market with up to five new coastal cruisers and to introduce a fourth riverboat on the West Coast.

Hawaii Expansion Plans

On March 9, 1999, we executed definitive agreements with Ingalls Shipbuilding to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each and are currently estimated to cost $440 million each, plus approximately $30 million for furnishings, fixtures and equipment. The contract provides that Ingalls Shipbuilding will deliver the first new ship in January 2003 and the second ship in January 2004. In addition, the shipbuilding contract provides us an option to build up to four additional vessels. The estimated contract price of the first option vessel is $487 million and the contract price for the subsequent option vessels will be negotiated between the parties. Ingalls Shipbuilding will provide a limited warranty for the design, material and workmanship of each vessel for one year after delivery.

In order to expedite the introduction of a larger, more modern ship into the Hawaii cruise market, we intend to obtain and operate a foreign-built vessel as a U.S.-flagged vessel in the Hawaii market. Our ability to operate a foreign-built vessel in the Hawaiian Islands arises under the terms of the Pilot Project Statute. We have targeted vessels that were built since 1980 and can accommodate between 1,200 and 2,000 passengers. If successful in obtaining a foreign-built vessel, we plan to introduce this vessel into service by the end of 2000.

We have hired Roderick K. McLeod, a 27-year veteran of the cruise industry, to manage all aspects of our expansion plans in the Hawaii market. Mr. McLeod will oversee development of our expanded Hawaii business.

Delta Queen Expansion Plans

In order to capitalize upon its strong market position and brand name recognition, Delta Queen plans to expand its current business by introducing (1) a fourth riverboat offering new itineraries and (2) up to five new vessels capable of offering cruises along U.S. coastal waterways. By extending the Delta Queen line beyond our country's heartland and inland rivers to underserved coastal markets, Delta Queen plans to offer its unique cruising experience on itineraries highlighting historically or culturally interesting or beautiful U.S. coastal regions.

Coastal Cruises

We believe that there are itineraries along the U.S. coastlines with significant cruise market potential. As a further extension of Delta Queen's inland waterway cruise itineraries, we plan to build up to five new ships offering cruises along the eastern seaboard, in the Pacific Northwest and along the California coast of the U.S. Possible new destinations identified by Delta Queen include the following: Eastern seaboard cruise itineraries to explore Halifax, Nova Scotia and New Brunswick, Maine, and visits to Boston Harbor, Martha's Vineyard and the Chesapeake Bay, as well as New York City, Baltimore and Annapolis, Maryland, Washington, D.C., Charleston, South Carolina, Savannah, Georgia and Florida's beaches. Pacific Northwest itineraries are also planned to feature cruises in Puget Sound near Seattle, Washington, the Willamette River, Canada's Inside Passage and along the Alaskan coast. In California, prospective itineraries include San Francisco and Napa Valley's wine country.

We plan to capture these underserved coastal markets by building up to five new ships with approximately 226 passenger berths each in the next seven to ten years to extend the itineraries of the Delta Queen line. We are currently negotiating with a shipyard to construct the first two new coastal vessels. We hope that construction on the first vessel can begin as early as mid-1999. Assuming construction commences at that time, the first ship could be launched as early as the first half of 2001. Delivery of the second vessel would then be planned for the second half of 2001.

Each coastal vessel will be approximately 300 feet long, have diesel-electric propulsion systems and "state-of-the art" safety technology. The total project cost for each new vessel is estimated at $35 million.

Delta Queen coastal cruises also plan to offer shore excursions to highlight the unique and historically significant destinations in their new itineraries and may also offer special cruise packages revolving around specific themes, similar to those offered by Delta Queen's steamboat river cruises. Further, we believe that this expansion into coastal cruise itineraries will appeal to younger and more physically active customers. Then, as those customers age, we will have the opportunity to transition these same customers to Delta Queen river cruises. By extending the Delta Queen line into coastal cruise itineraries, it will allow Delta Queen to increase gradually the number and range of itineraries it can offer and to attract a broader base of passengers.

New Riverboat

We have entered into an agreement to acquire a new vessel and plan to convert it into an overnight passenger vessel with approximately 150 passenger berths for use as the fourth Delta Queen riverboat. The purchase price for the vessel is approximately $8.0 million. We have conducted a due diligence review to ensure the vessel can be effectively and efficiently renovated for passenger use and that the cost of outfitting the vessel is consistent with our current estimates. Based on this due diligence review, we are seeking to amend the terms and conditions of the agreement. We estimate that the total renovation, relocation, start-up and marketing costs will require an additional $12 million. We expect that the conversion project will take between six and nine months and that the vessel will be able to enter into service in the first half of 2000. The current plans call for the vessel to be operated by Delta Queen in the Pacific Northwest, including the Columbia River system near Portland, Oregon.

OTHER

Government Regulation

Federal maritime law prohibits non-U.S.-flagged vessels from receiving and discharging passengers at any two U.S. ports without stopping at an intervening non-U.S. port. Periodically there has been debate about the potential amendment or repeal of this law and the broader cabotage laws encompassed under the Passenger Vessel Act and related U.S. laws. In August 1995, we joined the Maritime Cabotage Task Force, a broad national coalition of 415 companies, associations and unions representing all modes of domestic transportation. The task force is responsible for monitoring potential adverse changes in legislation that could affect the U.S. maritime industry and publicizing the economic and national security issues relevant to maintaining a strong U.S.-flagged vessel industry. Through the coalition's efforts, numerous legislators and key Congressional staff members have been made aware of the substantive issues and positions surrounding any changes to this legislation. In 1997 and 1998, bills were introduced to the Senate to modify the Passenger Vessel Act, including allowing foreign-flagged ships into a limited number of itineraries where there was no existing U.S.-flagged ship in service. None of these bills were approved by the relevant subcommittees or committees of the Senate or the House of Representatives.

One of the criteria for operating U.S.-flagged vessels in U.S. domestic trade is that holders of at least 75% of our shares must be U.S. citizens. In order to preserve the status of our U.S.-flagged vessels, our certificate of incorporation contains a provision restricting the transfer of shares of our common stock to non-U.S. citizens. In addition, we have created separate forms of stock certificates with legends to indicate whether the stockholder is a U.S. or non-U.S. citizen.

We are subject to various federal and state regulations which affect the operations of our vessels. Our U.S.-flagged vessels are subject to regulations promulgated by the U.S. Department of Transportation and enforced by the Coast Guard. The Coast Guard conducts both scheduled and unannounced inspections to determine compliance with these regulations and has the authority to delay or suspend cruises. The Delta Queen vessels must be drydocked for an inspection of the hulls' exteriors every five years. Previously, American Hawaii was required to drydock the S.S. Independence approximately every 18 months for a similar procedure. The Coast Guard is empowered to increase the interval between inspections and accordingly, we have requested and received permission from the Coast Guard to lengthen the interval of the drydocking of the S.S. Independence to 30 months, subject to annual hull surveys. In May 1997, the S.S. Independence was out of service for a four-week period and the next drydocking is scheduled for January 2000.

Like other entities that operate vessels on U.S. waterways, we are also subject to certain federal, state and local health and safety laws, regulations and ordinances, including environmental laws. Periodically, we incur expenditures to keep our vessels in compliance with applicable laws, regulations and ordinances. We do not anticipate making any material expenditures in 1999 with respect to environmental matters. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations.

Federal law requires that vessels for 50 or more overnight passengers be constructed of fire retardant materials. Since 1968 Congress has granted the Delta Queen eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the vessel and the Delta Queen's historic status. The statute exempting the Delta Queen requires us to notify potential passengers that the Delta Queen does not comply with applicable fire standards and prohibits us from disclaiming liability for loss due to fire caused by our negligence. The current exemption has been extended to November 1, 2008. Our ability to operate the Delta Queen is dependent upon retaining our current Congressional exemption and obtaining additional exemptions subsequent to 2008. Ocean-going passenger vessels were required to make enhancements to life safety systems by October 1, 1997 in order to comply with federal law. The S.S. Independence was brought into compliance during its spring 1997 drydock as discussed above.

The Federal Maritime Commission regulates passenger vessels with 50 or more passenger berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. We have been approved as a self-insurer by the Federal Maritime Commission, and therefore, subject to continued approval, are not required to post security for passenger cruise deposits. The Federal Maritime Commission has reviewed its standards and in June 1996 issued proposed regulations to increase significantly the financial responsibility requirements. We filed our objection to the proposals, as we believe that the Federal Maritime Commission's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. At this time, we cannot predict if the proposed changes will be approved as currently constituted, or at all.


Competition

The vacation industry is highly fragmented and characterized by a significant degree of competition among a large number of participants, including cruise lines, land-based destination resorts, sightseeing tours and a wide range of other vacation options. Our vessels compete against all of these vacation options. Since leisure spending is discretionary, adverse economic conditions affecting our customer base, including uncertainty over inflation and interest rate fluctuations, may negatively impact our performance.

Within the cruise industry, we believe that cruise destination, cruise product, and pricing are the primary methods of competition. We also believe that our status as an operator of U.S.-flagged vessels provides us with a competitive advantage.

American Hawaii is the sole U.S.-flagged overnight cruise ship operator and the largest provider of cruise vacations among the Hawaiian Islands. American Hawaii competes with operators of foreign-flagged cruise ships which visit the Hawaiian Islands on voyages greater than seven days. Under U.S. law, foreign-flagged ships must include a foreign port in each of their itineraries. This means that foreign-flagged ships visiting Hawaii must spend at least four days sailing across the Pacific Ocean in order to visit a foreign port. Our cruises can visit and explore the beauty of the various Hawaiian Islands without having to visit a foreign port.

Delta Queen is the largest provider of overnight cruises in the domestic waterways and rivers cruise market. There are several other smaller U.S.-flagged providers of overnight domestic cruises, including two providers who primarily operate overnight river cruises. We believe that Delta
Queen's principal competitive strengths include its strong brand recognition, the distinctive nature of its products, its luxurious accommodations, and its high level of service.

Insurance

We carry marine liability insurance on our vessels through Steamship Mutual Underwriting Association (Bermuda) Limited ("Steamship Mutual"), a non-profit, mutual protection and indemnity association. Our marine liability insurance arrangements are typical of common marine industry practices and, subject to certain deductibles, provide coverage for losses, other than hull physical damage losses, including casualty damage by the vessels and claims by crew members, passengers and other third parties. The policy has no maximum limit of liability coverage, except for a $500 million limit, per occurrence, for oil pollution liability claims. As a member of Steamship Mutual, we pay our annual premiums based largely on our risk characteristics and loss experience, and the loss experience of other members. In addition, because Steamship Mutual and other maritime mutual indemnity associations around the world pool a portion of their loss experience in risk sharing arrangements, Steamship Mutual also may be affected by the loss experience of other mutual protection and indemnity organizations.

Our annual protection and indemnity insurance premium consists of an advance call which recently has approximated 71% of the expected total annual premium, and a supplemental call determined by Steamship Mutual's managing directors later in the year. We may be liable for a supplemental call in excess of the anticipated amount in the event that Steamship Mutual incurs heavy losses or experiences unusual circumstances.

We also carry hull and machinery coverage with various insurers, which insures against physical loss and damage to the vessels, subject to a $750,000 deductible and/or co-payment requirements per occurrence. The vessels are insured for their appraised value. Although we believe the risk of a total loss of our vessels is remote, in all likelihood the replacement costs would exceed these coverage limits.

We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages.

Employees

We employed 1,418 persons as of December 31, 1998. Of the vessels' onboard employees, the American Maritime Officers of the AFL-CIO ("American Maritime Officers") represented approximately 124 individuals, and the Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District of the AFL-CIO ("Seafarers") represented approximately 677 individuals. The American Maritime Officers' contracts for Delta Queen and American Hawaii expire in February 2004 and May 2000, respectively, and the Seafarers' contracts for Delta Queen and American Hawaii expire in December 2003 and May 2000, respectively. Since 1986, we have not experienced any work stoppages, and we believe relations with our employees are good.

Factors Concerning Forward-Looking Statements

Certain statements in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" that we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions.

Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of those risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.


RISK FACTORS

Our future financial condition, liquidity and operating results may adversely be affected by a number of factors, including the following:

CONSTRUCTION DELAYS AND DEVIATIONS FROM SPECIFICATIONS FOR THE NEW HAWAII AND COASTAL VESSELS MAY ADVERSELY AFFECT EXPANSION PLANS AND FUTURE FINANCIAL PERFORMANCE

     We have entered into a contract to construct at least two new vessels for our Hawaii cruise business and currently intend to construct up to five new coastal cruisers for the Delta Queen line. Without these new ships, our future financial performance may be adversely impacted. Ingalls Shipbuilding has never built a modern passenger ship and, because no U.S. shipyard has built a passenger ship in over 40 years, there is a limited base of experienced subcontractors for portions of the ships. We cannot assure you that we will be able to successfully complete construction of the Hawaii cruise ships or the coastal cruisers or that we will be able to complete these projects within construction budgets or expected time frames. Factors that could impact construction of the new vessels include:

     - construction delays or complications;

     - cost overruns;

     - labor stoppages, slowdowns or shortages; and

     - compliance with U.S. Coast Guard regulations and classification society requirements.

Our business strategy has been developed on the assumption that we will be able to put the Hawaii cruise ships and coastal cruisers into service on a timely basis. We have also assumed that the ships will perform according to their design specifications. A significant delay in delivering the vessels or a material deviation from the design specifications could have a material deviation from the design specifications could have a material adverse effect on our business. Also, events out of the control of the shipyards constructing the vessels could delay delivery.

IF WE ARE UNABLE TO OBTAIN MARITIME ADMINISTRATION FINANCING GUARANTIES, IT WILL IMPEDE OUR EXPANSION PLANS AND FUTURE REVENUE GROWTH

     We intend to finance a significant portion of the purchase price of the Hawaiian cruise ships through private financing guarantied by the Maritime Administration. Without this financing, we may be unable to implement our current expansion plans and our future revenue growth may be adversely affected. If granted, guarantied financing through the Maritime Administration would provide us with favorable financing terms for up to 87.5% of the cost of the Hawaii cruise ships. While we have filed the formal application with the Maritime Administration and are currently negotiating terms of the financing guaranties, we cannot assure you that we will be able to obtain such guarantied financing for the Hawaii cruise ships. If we do not obtain the Maritime Administration guaranty, we will have to obtain financing for the Hawaii cruise ships from other sources. Due to the size of our financing needs, we may be unable to obtain sufficient financing, regardless of price; and if available, such alternative financing would likely be at much less favorable rates than that of the Maritime Administration guarantied financing. If we cannot finance the construction of the Hawaii cruise ships, then we will have to abandon our current expansion plans in Hawaii.

IF WE DO NOT OBTAIN SIGNIFICANT AMOUNTS OF CAPITAL TO BUILD, PURCHASE AND RENOVATE VESSELS, OUR EXPANSION PLANS AND FUTURE OPERATING RESULTS MAY BE ADVERSELY AFFECTED

     Our expansion plans are based in part on the construction of several new vessels and the acquisition and renovation of existing vessels to be put into operation in both the Hawaii market and the U.S. coastal and inland waterways market. Our expansion plans require us to spend significant amounts of capital in building, purchasing and renovating vessels. The final cost for these vessels may exceed our initial estimates and we may be required to seek additional sources of capital in order to complete the vessels. We cannot assure you that we will be able to obtain additional financing at commercially acceptable levels to finance this expansion or to pursue strategic business opportunities. We expect to be able to use our cash on hand and cash generated from our future operations to provide a significant portion of these funding needs. Our failure to obtain enough capital may require us to delay or abandon some of our expansion plans and could have a material adverse effect on our business.

INCREASED LEVERAGE MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE AND CASH FLOW

     We will substantially increase our indebtedness as we finance a significant portion of the construction costs under existing and contemplated agreements to build new vessels. This higher level of indebtedness will require us to devote an increased amount of our future cash flow from operations to the payment of principal and interest on indebtedness. At December 31, 1998, we had outstanding consolidated total long-term debt of $77.4 million. With construction costs for each of the two Hawaii cruise ships projected to be approximately $470 million, and for each of the five planned coastal cruisers expected to be approximately $35 million, we intend to substantially increase our leverage. We expect that approximately 87.5% of the cost for the new Hawaii cruise ships will be financed through Maritime Administration guarantied private financing, and a substantial portion of Delta Queen's expansion costs will be financed with debt. Under our current expansion plans for American Hawaii and Delta Queen, and assuming we build all of the ships contemplated, we could increase our indebtedness by approximately $1.1 billion by 2007. Our increased leverage could adversely affect our ability to repay debt and reduce our working capital available for operations.

IF WE ARE UNABLE TO LOCATE AND INTRODUCE A FOREIGN-BUILT VESSEL IN HAWAII, OUR GROWTH IN HAWAII WOULD BE DELAYED

        The Pilot Project Statute provides that we may operate a foreign-built cruise ship in Hawaii as a U.S.-flagged vessel after we sign a contract for the construction of new U.S.-built passenger cruise ships. If we do not operate a foreign-built cruise ship as permitted, we will not recognize any additional revenues as a result of the Pilot Project Statute for at least four years. We currently plan to operate such a ship. However, it is possible that we will not be able to locate and obtain a suitable ship on commercially reasonable terms. If we cannot find an acceptable ship, it could take at least four years before the first of the Hawaii cruise ships we intend to construct is available for operation. In that case, we would lose the incremental revenue growth gained by introducing a larger and more modern cruise ship into the Hawaii market until the new vessels are completed. For a more detailed discussion of the Pilot Project Statute, see "Business -- General."

FAILURE TO ENTER INTO A CONTRACT WITH A SHIPYARD FOR COASTAL CRUISERS WILL ADVERSELY IMPACT OUR DELTA QUEEN EXPANSION PLANS AND FUTURE REVENUE GROWTH

     We currently plan to construct up to five new coastal ships for Delta Queen. Without these new ships, our future revenue growth may be adversely impacted. We have not yet entered into a definitive agreement to construct the coastal ships. We cannot assure you that we will be able to reach agreement with a shipyard to build the coastal ships on terms acceptable to us. If we cannot reach such an agreement to build any or all of the five new coastal ships, then we will not be able to implement our expansion plans or we will have to scale back our expansion plans.

IF WE ARE UNABLE TO MAINTAIN ADEQUATE MANAGERIAL RESOURCES DURING OUR EXPANSION, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     If we successfully execute our growth strategy, our expansion will place a significant strain on our managerial resources. Our future performance will depend upon management's ability to manage our growth effectively, which includes our ability to:

     - expand sales and marketing to fill the passenger berths in our expanded fleet at profitable rates;

     - operate, maintain and support a significantly expanded fleet of vessels;

     - hire and train additional personnel to staff our expanded fleet and support operations; and

     - deploy capital efficiently.

     The process of expanding our fleet of vessels may result in unforeseen operating difficulties and may require management attention that would otherwise be available for the ongoing operation of our existing fleet of vessels. Our failure to manage our growth effectively may cause us to delay or abandon some of our expansion plans and may have a material adverse effect on our business.

IF WE ARE UNABLE TO MANAGE OUR FINANCIAL RESOURCES DURING OUR EXPANSION, OUR FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED

     Our plans for expansion call for significant capital expenditures that will not produce corresponding revenues in the near term which may place a strain on our capital resources. The process of expanding our fleet of vessels may require additional financial resources that would otherwise be available for the ongoing operation of our existing fleet of vessels. Our failure to manage our financial resources effectively during our expansion could force us to delay or abandon some of our expansion plans and may have a material adverse effect on our business.

IF DEMAND FOR OUR NEW CRUISE PRODUCTS FAILS TO DEVELOP AS EXPECTED OR COMPETITION INCREASES, OUR BUSINESS MAY BE ADVERSELY AFFECTED

     The Hawaii and coastal cruise markets where we intend to deploy our new vessels currently do not have a large supply of cruise operators. If demand for our new vessels does not develop, our financial performance may suffer. Our expected deployment of vessels will increase the supply of available cruises in these markets significantly. We engaged market research firms to assist us in making our decision to pursue expansion plans. We cannot assure you, however, that demand for our new cruise products, services and itineraries will develop. If the market for these new cruise products fails to develop, develops more slowly than expected or becomes saturated with competitors, our business may be adversely affected.

INCREASED CAPACITY IN HAWAII MAY REDUCE OCCUPANCY AT THE S.S. INDEPENDENCE, ADVERSELY AFFECTING REVENUES

     The introduction of a larger, more modern foreign-built vessel or our new cruise ships into the Hawaii cruise market could cause occupancy or revenue levels on the S.S. Independence to decline. If revenue levels drop so much that the S.S. Independence generates operating losses, it may reduce our expected benefits from increased capacity in Hawaii and could have a material adverse effect on our financial condition.

WE MAY HAVE TO SPEND MORE IN THE FUTURE ON THE S.S. INDEPENDENCE, WHICH MAY ADVERSELY IMPACT OUR OPERATING RESULTS

     Older ships such as the S.S. Independence may cost more to maintain and may be less efficient than more modern cruise vessels. Older ships may be more prone to mechanical problems and may require more repairs than modern cruise ships. We may have to spend more in the future to maintain and to operate the S.S. Independence, which could have an adverse effect on our operating results.

IF WE CANNOT BENEFIT FROM THE EXCLUSIVE RIGHTS OF THE PILOT PROJECT STATUTE, OUR REVENUE GROWTH IN HAWAII WILL BE ADVERSELY AFFECTED

     We believe the Pilot Project Statute provides us with the exclusive right to operate large U.S.-flagged cruise ships in the Hawaiian Islands for the life expectancy of our new ships. We will enjoy the benefits of the Pilot Project Statute, however, only if we comply with its terms. Our competitive advantage could be eliminated or diminished if the Pilot Project Statute were to be repealed or amended, if our interpretation of its terms is not upheld or if we fail to satisfy its requirements. This could have a material adverse effect on our expansion plans. For a more detailed discussion of the Pilot Project Statute, see "Business -- General."

MODIFICATION OF THE PASSENGER VESSEL ACT MAY ADVERSELY AFFECT OUR BUSINESS

     From time to time, proposals are made which would limit or eliminate the terms of the Passenger Vessel Act. If the Passenger Vessel Act is repealed or amended to allow foreign-flagged ships the same rights to transport passengers between U.S. ports as U.S.-flagged ships, we could face considerable competition in both our Delta Queen and American Hawaii lines, including competition from entities with greater financial resources. Under the Passenger Vessel Act and related laws, only U.S.-flagged ships may transport passengers between U.S. ports. Consequently, only ships which are U.S. built, owned, operated and documented may operate between U.S. ports, including the islands of Hawaii. Foreign-flagged ships may transport passengers between U.S. ports only if their itineraries include a stop at a foreign port. This increased competition could have a material adverse effect on our business. For a more detailed discussion of the Passenger Vessel Act, see "Business -- General."

INCREASED COMPETITION IN THE HAWAII CRUISE MARKET AND FROM OTHER VACATION ALTERNATIVES MAY ADVERSELY IMPACT OUR FINANCIAL PERFORMANCE

     We presently compete against a wide range of vacation alternatives, including other cruises, destination resorts and sightseeing vacations. Cruise lines or other entities, including those with greater resources, could introduce overnight U.S.-flagged vessels in direct competition with our Delta Queen vessels, which may adversely impact our financial performance. We may also face additional competition in the Hawaii cruise market from foreign-flagged vessels as the Hawaii cruise market expands. The entry of direct competition could make it more difficult for us to maintain or further increase occupancy or prices for cruise vacations. This could result in lower margins and reduce the profitability of our business.

AS A MEMBER OF THE VACATION AND LEISURE INDUSTRY, OUR BUSINESS IS SENSITIVE TO GENERAL ECONOMIC AND BUSINESS CONDITIONS

     As a vacation and leisure company providing cruise vacations, we depend on our customers' leisure spending. Adverse changes in the general economic or business environment could affect our customers by decreasing the amount of money they spend on leisure activities such as cruising. A decrease in leisure spending could affect passenger yields and occupancy rates on our ships, which could adversely affect our financial performance.

IF WE DO NOT COMPLETE DRYDOCKING ON SCHEDULE OR WITHIN BUDGET, OUR REVENUES MAY BE ADVERSELY IMPACTED

     Operation of our vessels is subject to regulations established by the U. S. Department of Transportation that are enforced by the U.S. Coast Guard. Among these regulations is the requirement that the vessels be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as drydocking. When we drydock one of our vessels as required, we lose the revenue from that vessel's operations for the period it is out of service. We also incur the additional cost of the drydock. The S.S. Independence must be drydocked every 30 months and the Delta Queen vessels must be drydocked every five years. Drydocks of Delta Queen vessels take place in the winter months when our customer demand is weakest. For its last regularly scheduled drydocking, the Mississippi Queen was out of service for 51 days beginning on December 1, 1995. The Delta Queen was out of service beginning on December 15, 1996 for 30 days for its last scheduled drydocking. The American Queen, which first entered service in 1995, will have its first drydocking in January, 2000. The last drydocking for the S.S. Independence began on May 17, 1997 and lasted 28 days. We cannot assure you that future drydocks for any of our vessels will be completed on schedule or within their budgets.

RIVER AND OCEAN CONDITIONS AND WEATHER FACTORS CAN ADVERSELY AFFECT OUR OPERATIONS AND OUR FINANCIAL PERFORMANCE

     River or ocean conditions and weather factors can adversely affect our operations and the financial performance of the Delta Queen and American Hawaii lines by disrupting schedules or reducing operating days. As a result of flooding and restrictions placed upon commercial travel along the inland rivers, we have, in the past, canceled or re-routed scheduled cruises. We operate the Hawaii cruise ship in and around the Hawaiian Islands. As a result, its schedules are subject to ocean and weather conditions, including hurricane conditions. Weather conditions could cause us to reschedule or cancel cruises.

THE LOSS OF VESSELS FROM SERVICE WOULD ADVERSELY IMPACT OUR BUSINESS

     The loss of any vessel from service due to weather, casualty, mechanical failure, extended or extraordinary maintenance, or otherwise, could adversely affect our operating results. We believe we have a commercially reasonable level of insurance coverage. In the event of a permanent or temporary loss of one or more of the vessels, however, our insurance would not provide the replacement costs of the vessels nor fully cover the impact of lost business.

ANTI-TAKEOVER AND TRANSFERABILITY LIMITATIONS OF U.S. OWNERSHIP REQUIREMENTS MAY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK

     One of the requirements for having U.S.-flagged vessels operating in U.S. domestic trade is that 75% of our stockholders must be U.S. citizens. We have restrictions in our certificate of incorporation limiting the transferability of our common stock to non-U.S. citizens to preserve our U.S.-flagged status. These limitations may have the effect of decreasing the liquidity of our common stock, thereby making it more difficult for investors to dispose of their shares in an orderly manner. We have also added legends to our stock certificates to indicate the citizenship of our stockholders. These provisions and the level of ownership by Equity Group Investments, Inc. and its affiliates, which we refer to as the "Equity Group," may deter a change in control and limit non-U.S. citizens', including corporations and individuals, purchases of our common stock.

OUR CONTROLLING STOCKHOLDER MAY TAKE ACTIONS THAT ADVERSELY AFFECT OUR BUSINESS

     Affiliates of the Equity Group will own an aggregate of approximately 42.2% of the outstanding shares of common stock after this offering, or 41.0% if the underwriter's over-allotment option is exercised in full. The Equity Group's level of ownership after this offering may permit it to elect the members of our board of directors who will control our future direction and operations. This includes decisions regarding the issuance of securities, dividends, acquisitions and our sale. The Equity Group's stockholders are, directly or indirectly, trusts created for the benefit of Samuel Zell, Ann Lurie and their respective families. Mr. Zell is the Chairman of our board of directors.

SALES OF OUR CONTROLLING STOCKHOLDER'S SHARES COULD HAVE AN ADVERSE EFFECT ON OUR COMMON STOCK PRICE OR OUR ABILITY TO RAISE CAPITAL

     The sale of a substantial number of shares of our common stock by the Equity Group, or the perception that such a sale could occur, could negatively affect the market price of our common stock. The Equity Group has pledged 4,603,000 of its 7,530,747 shares of our common stock to secure several loans. If the Equity Group were to default on these loans, the creditors could acquire the pledged shares. We have been advised by the Equity Group that it is presently in compliance in all material respects with all covenants and terms of these loans and has alternative resources with which to service the loans. Any sale, or the perception that such a sale may occur, could also materially impair our future ability to raise capital through an offering of equity securities.

ITEM 2.    PROPERTIES

We currently operate four ships with a total of 1,893 passenger berths. The following table represents a list of our ships, the year they entered into service, their estimated passenger capacity based upon double occupancy per cabin, and their areas of operation:



CURRENT VESSELS


                                   YEAR VESSEL                  PASSENGER          PRIMARY AREAS
                               ENTERED INTO SERVICE             CAPACITY(1)         OF OPERATION
                               --------------------             -----------         ------------
VESSEL
------

S.S. Independence(2)                  1951                         867             Hawaii

American Queen                        1995                         436             Mississippi River System

Mississippi Queen                     1976                         416             Mississippi River System

Delta Queen                           1926                         174             Mississippi River System


--------------------
        (1)      Based on double occupancy per cabin.
        (2)      Substantially renovated in 1994.


ITEM 3.    LEGAL PROCEEDINGS

There are no material legal proceedings to which we are a party or of which any of our property is the subject, other than ordinary routine litigation and claims incidental to the business. We believe we maintain adequate insurance coverage and reserves for such claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "AMCV". On March 26, 1999, the last reported sale price for our common stock was $19.00 per share. The following table indicates the high and low sales price information for shares of our common stock as reported by The Nasdaq Stock Market:


                                                                            High               Low
              ---------------------------------------------------------------------------------------
                QUARTER ENDED:     December 31, 1998................      $  17.63         $  11.38
                                   September 30, 1998...............         17.00            12.50
                                   June 30, 1998....................         24.63            14.75
                                   March 31, 1998...................         23.25            17.25

                QUARTER ENDED:     December 31, 1997...............       $  19.25         $  16.00
                                   September 30, 1997...............         18.25            10.25
                                   June 30, 1997....................         11.88             9.88
                                   March 31, 1997...................         13.00            10.13


(b) The number of stockholders of record of common stock on March 26, 1999 was approximately 620.

(c) We did not pay cash dividends on our common stock during 1997 or 1998. We currently anticipate that all of our earnings will be retained for planned construction projects and ongoing business requirements. We do not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.    SELECTED FINANCIAL DATA

Information with respect to our selected financial data is set forth under "Selected Financial Data" on page 20.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to market risks from fluctuations in interest rates. At December 31, 1998, long-term variable rate debt had a carrying value of $24.4 million (See Note 6 to the Consolidated Financial Statements). We do not manage this risk through derivative financial instruments as we do not expect changes in interest rates to materially affect our operating results.

Other market risks to which we are exposed relate to food and fuel commodity prices, which we do not typically manage through the use of financial instruments. However, we do not expect changes in food and fuel commodity prices to materially affect our operating results.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements" on page 19.

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

We will file a definitive proxy statement with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") and relating to the Company's Annual Meeting of Stockholders to be held on June 24, 1999, not later than April 30, 1999. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)         Financial Statements.

               The consolidated financial statements of the Company are set forth in the "Index to Consolidated Financial Statements" on page 19.

(a)(2)         Financial Statement Schedules.

               Financial Statement Schedules, except those indicated in the "Index to Consolidated Financial Statements" on page 19, have been omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or the notes to the financial statements.

(a)(3)         Exhibits are as set forth in the "Index to Exhibits" on page 48.

(b)            Reports on Form 8-K:

               None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date      March 31, 1999
          --------------------------
                                              AMERICAN CLASSIC VOYAGES CO.


                                              By  /s/  Philip C. Calian
                                                  -----------------------------
                                                  Philip C. Calian
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Samuel Zell                     Chairman of the Board
------------------------------
Samuel Zell


/s/ Philip C. Calian                President and Chief Executive Officer
------------------------------      (Principal Executive Officer), Director
Philip C. Calian


/s/ Randall L. Talcott              Vice President-Finance and Treasurer
------------------------------      (Principal Financial and Accounting Officer)
Randall L. Talcott


/s/ Arthur A. Greenberg             Director
------------------------------
Arthur A. Greenberg


/s/ Mark Slezak                     Director
------------------------------
Mark Slezak


/s/ Jeffrey Watanabe                Director
------------------------------
Jeffrey Watanabe


/s/ Emanual Rouvelas                Director
------------------------------
Emanual Rouvelas


/s/ Jerry R. Jacob                  Director
------------------------------
Jerry R. Jacob


/s/ Joseph P. Sullivan              Director
------------------------------
Joseph P. Sullivan

                          AMERICAN CLASSIC VOYAGES CO.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                           Page
                                                                                                          Number
                                                                                                         -------

        Selected Financial Data.......................................................................      20
        Management's Discussion and Analysis of Financial Condition and Results of Operations.........      21
        Independent Auditors' Report..................................................................      28
        Consolidated Financial Statements
             Consolidated Balance Sheets..............................................................      29
             Consolidated Statements of Operations....................................................      30
             Consolidated Statements of Cash Flows....................................................      31
             Consolidated Statements of Changes in Stockholders' Equity...............................      32
             Notes to Consolidated Financial Statements...............................................      33
             Financial Statement Schedules
                 Schedule I - Condensed Financial Information of Registrant...........................      44


                          AMERICAN CLASSIC VOYAGES CO.
                             SELECTED FINANCIAL DATA


                                                                         Years Ended December 31,
                                                       1998          1997           1996           1995           1994
                                                  -------------- ------------- -------------- -------------- --------------
INCOME STATEMENT DATA
(In thousands)
   Revenues...............................         $  192,225     $  177,884    $  190,408     $  188,373     $  195,197
                                                   ------------------------------------------------------------------------
   Gross profit...........................             66,630         66,589        67,863         51,895         51,569
                                                   ------------------------------------------------------------------------
   One-time charges(1)....................                 --             --        38,390          5,900          5,699
                                                   ------------------------------------------------------------------------
   Operating income (loss) ...............              5,486          9,984       (30,465)       (14,535)        (4,438)
                                                   ------------------------------------------------------------------------
   Other income (2).......................                300             --        11,729             --             --
                                                   ------------------------------------------------------------------------
   Net interest (expense) income..........             (5,522)        (5,935)       (7,199)        (4,002)           672
                                                   ------------------------------------------------------------------------
   Net income (loss)  ....................         $      157    $     2,429    $  (17,636)    $   (9,671)    $     (983)
                                                   ------------------------------------------------------------------------

PER SHARE INFORMATION
   Basic earnings (loss) per share........         $     0.01     $     0.17    $    (1.28)    $    (0.70)    $    (0.07)
   Diluted earnings (loss) per share.......        $     0.01     $     0.17    $    (1.28)    $    (0.70)    $    (0.07)
   Cash dividends per share................        $       --     $       --    $       --     $     0.08     $     0.16

OPERATING STATISTICS
   Fare revenue per passenger night.......         $      224     $      228    $      216     $      208     $      202
   Total revenue per passenger night......         $      314     $      302    $      287     $      288     $      297
   Weighted average operating days(3):
        DELTA QUEEN.......................                341            337           347            263            339
        AMERICAN HAWAII...................                365            337           366            272            303
   Vessel capacity per day (berths)(4):
        DELTA QUEEN.......................              1,026          1,026         1,024          1,024            588
        AMERICAN HAWAII...................                867            844           817          1,594          1,544
   Passenger nights(5) ...................            611,624        588,892       643,891        628,660        632,373
   Physical occupancy percentage(6) ......                 92%            94%           98%            90%            95%

BALANCE SHEET DATA (at period end)
(In thousands)
   Total assets...........................         $  212,792     $  210,895    $  211,864     $  247,473     $  227,798
   Current portion of long-term debt......              4,100          4,100         4,100          3,746             --
   Long-term debt.........................             77,388         81,488        85,898        103,272         65,000
   Total stockholders' equity.............             62,014         59,219        54,982         71,413         82,105

---------------------------------

(1) In 1996, we decided not to renovate and return the S.S. Constitution to service, resulting in write-down costs of $38.4 million ($1.89 per share - net of tax on both a basic and diluted basis). In 1995, we incurred a $5.9 million ($0.28 per share - net of tax on both a basic and diluted basis) one-time charge that represented costs associated with the introduction of the American Queen in June of 1995. In 1994, we incurred $5.7 million ($0.20 per share-net of tax on both a basic and diluted basis) in one-time charges due to problems related to the renovation of the Independence.

(2) In 1996, we sold the Maison Dupuy Hotel located in New Orleans, Louisiana for a gain of $11.7 million ($0.57 per share - net of tax on both a basic and diluted basis). In 1998, we received $0.3 million ($0.01 per share - net of tax on both a basic and diluted basis) of final proceeds under a profit participation agreement associated with the 1996 sale.

(3) Weighted average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day. Capacity passenger nights is determined by multiplying the actual operating days of the vessel by each vessel's capacity per day.

(4) Vessel capacity per day represents the number of passengers each cruise line can carry assuming double occupancy for cabins which accommodate two or more passengers. Some cabins on the Independence and the American Queen can accommodate three or four passengers.

(5) A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(6) Physical occupancy percentage is passenger nights divided by capacity passenger nights.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co. and Great Hawaiian Cruise Line, Inc. Through our various subsidiaries, we operate two cruise lines: Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the S.S. Independence steamship.

Our revenues are comprised of:

(1)  cruise fares,

(2)  onboard revenues, such as those from gift shops and shore excursions, and

(3)  trip cancellation insurance and pre- and post-cruise hotel packages.

Additional revenue is also derived from the sale of airplane tickets to and from points of embarkation or disembarkation. Our cost for air tickets typically matches the revenue we generate from sales of airline tickets, so we recognize minimal profits from such sales. Our cost of operations are comprised of:

(1) passenger expenses, such as employee payroll and benefits and the cost of food and beverages,

(2) vessel operating costs including lay-up and drydocking costs for our vessels,

(3)  insurance costs,

(4)  commissions paid to travel agents, and

(5)  air ticket and hotel costs.

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize revenue when the passengers take their cruises and make a corresponding reduction in our unearned passenger revenues. Our revenues and some of our expenses vary considerably when measured on a quarterly basis. This is due to the seasonality of our Delta Queen revenues, the timing of our layups and drydockings, and fluctuations in airfares. These variations are reflected in our fare revenues per passenger night, which are commonly referred to as fare per diems, and our occupancy rates.

Seasonality

Delta Queen's operations are seasonal. Historically, we have had greater passenger interest and higher yields in the spring and fall months of the year. The vessels typically undergo their annual lay-ups in December or January. While American Hawaii has historically experienced greater passenger interest in the summer and fall months of the year, quarterly variations in its revenues are much smaller than those of Delta Queen. During the summer months, in particular, American Hawaii tends to have average occupancies in excess of 100% as the number of families sharing cabins with children increases significantly during this period.

Selected quarterly data

As a result of seasonality, timing of vessel lay-ups and drydocking and the factors affecting our revenues, results of operations vary on a quarterly basis. The following tables set forth selected unaudited quarterly data for 1996, 1997 and 1998. We cannot assure you that our historical quarterly results of operations will be indicative of our future performance. The figures in the tables below state dollars in thousands, except per share data, fare revenue and percentages.


                                                                                     1996 - Quarters Ended
                                                                                     ---------------------
                                                           March 31       June 30        September 30       December 31
                                                           --------       -------        ------------       -----------

         Revenues..................................    $    41,628      $    49,021      $    49,776      $    49,983
         Gross profit..............................         13,556           17,721           17,950           18,636
         Operating (loss) income...................        (41,784)(1)        2,323            4,834            4,162
         Net (loss) income.........................        (43,271)(1)          381            2,851           22,403(2)
         Diluted (loss) income per share...........          (3.14)            0.03             0.20             1.59
         Fare revenue per passenger night..........            204              218              209              230
         Physical occupancy percentage.............             95%              98%             102%              98%


                                                                                     1997 - Quarters Ended
                                                                                     ---------------------
                                                          March 31         June 30        September 30      December 31
                                                          --------         -------        ------------      -----------

         Revenues .................................    $    40,372      $    42,356      $    49,746      $    45,410
         Gross profit..............................         13,233           17,661           19,606           16,089
         Operating (loss) income ..................         (1,869)           3,451            6,098            2,304
         Net (loss) income.........................         (1,988)           1,177            2,770              470
         Diluted (loss) income.....................          (0.14)            0.08             0.19             0.03
         Fare revenue per passenger night..........            221              245              224              223
         Physical occupancy percentage.............             91%              94%              96%              93%


                                                                                     1996 - Quarters Ended
                                                                                     ---------------------
                                                           March 31        June 30         September 30      December 31
                                                           --------        -------         ------------      -----------

         Revenues .................................     $    40,668      $    53,535      $    50,920     $    47,102
         Gross profit..............................          11,209           20,562           18,184          16,675
         Operating (loss) income ..................          (6,143)           4,037            3,798           3,794
         Net (loss) income.........................          (4,362)           1,574            1,454           1,491
         Diluted (loss) income.....................           (0.31)            0.11             0.10            0.10
         Fare revenue per passenger night..........             211              231              222             230
         Physical occupancy percentage.............              87%              97%              95%             88%



(1) In the first quarter of 1996, we decided not to renovate and return the S.S. Independence to service, resulting in write-down costs of $38.4 million, $2.79 per share on a diluted basis before any associated tax benefit. The tax benefit associated with this write-down was recognized in the fourth quarter of 1996. Had such tax benefit been recognized in the first quarter of 1996, the per share write-down costs net of tax on a diluted basis would have been $1.89.

(2) In the fourth quarter of 1996, we sold the Maison Dupuy hotel located in New Orleans, Louisiana for a gain of $11.7 million or $0.57 per share, net of tax on a diluted basis. The fourth quarter also includes a year-to-date adjustment of the federal tax benefit based on our review of our tax position.

The following discusses our consolidated results of operations and financial condition for the years ended December 31, 1998, 1997 and 1996 (referred to herein as 1998, 1997 and 1996).

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Consolidated revenues for 1998 increased $14.3 million to $192.2 million from $177.9 million for 1997. This represents a $2.7 million increase in fare revenues combined with an $11.6 million increase in other revenues. American Hawaii's fare revenues increased $4.1 million on a 14% increase in passenger nights mainly due to an 11% increase in capacity associated with additional operating days in 1998. The number of operating days was higher in 1998 than in 1997 because the S.S. Independence was out of service for a four-week drydock in 1997. American Hawaii's fare per diems, however, decreased by 5%. Delta Queen's fare revenues decreased $1.4 million, attributable to a 5% decrease in occupancy, offset by a 3% increase in fare per diems. Consolidated fare per diems for 1998 decreased 2% to $224, as the decrease in fare per diems at American Hawaii more than offset the increase in fare per diems at Delta Queen. The $11.6 million increase in other revenues was mainly due to an increase in passenger nights at American Hawaii and an increase in passengers electing to purchase air through American Hawaii under various air promotions. As a result, consolidated total revenue per passenger night increased 4% to $314. As discussed below, the increase in air revenue was offset by a corresponding increase in related air expenses.

Consolidated cost of operations for 1998 increased $14.3 million to $125.6 million from $111.3 million for 1997. American Hawaii's operating costs increased $15.0 million primarily as a result of additional operating days and an increase in air package expenses. The increase in air package expenses was directly related to the increase in air revenue, as noted above. Delta Queen's operating costs decreased by $0.7 million reflecting the decrease in occupancy.

Consolidated selling, general and administrative expenses, before capacity expansion costs, increased $2.0 million to $41.9 million for 1998 from $39.9 million in 1997. The increase in selling, general and administrative expenses reflects additional selling and marketing spending at both cruise lines in the first half of the year. Capacity expansion costs of $2.3 million in 1998 were $1.2 million higher than in the prior year. Capacity expansion expenses were incurred for a full year during 1998 for both cruise lines, whereas in 1997, these expenses were incurred in the second half of the year for American Hawaii only. The $1.3 million increase in depreciation and amortization expense was attributable to capital expenditures incurred during the 1997 S.S. Independence drydock and Delta Queen vessel lay-ups completed earlier in 1998.

As a result of increases in expenses as detailed above, consolidated operating income for 1998 was $5.5 million as compared to $10.0 million for 1997.

Interest expense decreased slightly due to a lower outstanding debt balance during 1998 while our effective tax rate remained unchanged from the prior year.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Consolidated revenues for 1997 decreased $12.5 million to $177.9 million from $190.4 million for 1996 representing a $6.6 million decrease in cruise revenues combined with a $5.9 million decrease in hotel revenues as a result of the sale of the Maison Dupuy hotel. Delta Queen owned and operated the hotel, located in New Orleans, prior to its sale in October 1996. Delta Queen's cruise revenues increased $7.1 million, reflecting a 12% increase in fare per diems combined with an 11% increase in revenue from air and land packages. The increase in fare per diems as compared to 1996 was attributable to a reduction in the use of discounts to fill open inventory close to a sailing date. American Hawaii's revenues decreased $13.7 million as a result of an 8% decrease in operating days due to the S.S. Independence drydock combined with a 3% decrease in fare per diems and a 9% decrease in occupancy. Consolidated fare per diems for 1997 increased 6% to $228, and consolidated total revenue per passenger night increased 5% to $302, as the increase in fare per diems at Delta Queen more than offset the decrease in fare per diems at American Hawaii.

Consolidated cost of operations decreased $11.2 million to $111.3 million for 1997 from $122.5 million for 1996. Hotel-related costs of operations represented $1.9 million of the 1996 costs. American Hawaii's operating costs decreased $9.2 million primarily as a result of the S.S. Independence drydock while Delta Queen's cruise operating costs decreased $0.1 million. Savings in Delta Queen's passenger and vessel expenses were offset by an increase in air and land package expense corresponding to the increased sales of air and land packages.

Consolidated selling, general and administrative expenses decreased $4.4 million to $41.0 million for 1997 from $45.4 million for 1996. Of the $4.4 million decrease, $2.3 million was attributable to the hotel, with the remainder of the decrease primarily due to cost savings at Delta Queen. Also included in selling, general and administrative expenses for 1997 were $1.6 million of American Hawaii's office relocation costs and costs incurred for planning for capacity expansion in Hawaii. The $1.0 million increase in depreciation and amortization expense was primarily attributable to the S.S. Independence drydock and capital improvements on Delta Queen vessels during lay-ups earlier in 1997.

In the first quarter of 1996, we recognized an impairment write-down of $38.4 million related to our decision not to renovate or return the S.S. Constitution to service. As the vessel was sold in November 1997 for net sale proceeds of $1.8 million, the salvage value of the vessel was written down from $2.5 million to $1.8 million. This write-down was offset by a reduction in the reserve set-up for the estimated costs to be incurred on behalf of the vessel until its eventual disposition.

Consolidated cruise operating income for 1997 was $10.0 million as compared to cruise operating income of $6.5 million, excluding the S.S. Constitution write-down and hotel operations in 1996. Hotel operating income in 1996 was $1.4 million.

Interest expense decreased $1.1 million due to a lower outstanding debt balance in 1997. Our consolidated effective tax rate increased to 40% in 1997 from 32% in 1996 as we recognized additional state tax expenses in 1997.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the year ended December 31, 1998, cash provided by operations was $18.5 million compared to $22.4 million in 1997. The decrease reflected the decline in operating income as mentioned earlier and changes in other working capital accounts. Offsetting the decrease was an increase in unearned passenger revenues, representing passenger cruise deposits, which increased $5.6 million in 1998 as compared to an increase of $2.0 million in 1997. The increase in unearned passenger revenues was greater in 1998 than in 1997 due to (1) the timing of Delta Queen's 1998/1999 lay-ups, as discussed below, which occurred later than the 1997/1998 lay-ups and (2) deposits received in 1998 for the millennium charter cruises for both cruise lines.

Investing Activities

During 1998, we made expenditures of $8.8 million on capital projects, of which $5.6 million related to our existing vessels. $3.8 million of the $5.6 million related to the Delta Queen and American Queen lay-ups, which were completed in the first quarter of 1998. The remaining $1.8 million related to vessel improvement projects and costs incurred for the Mississippi Queen lay-up which began December 13, 1998. Other significant capital expenditures included $3.0 million related to design fees and costs associated with new shipbuilding programs at American Hawaii and Delta Queen, as discussed below.

In February 1998, we received $0.3 million of final proceeds from the buyer of the Maison Dupuy hotel which we sold in October 1996. Additionally, $0.3 million of cash pledged under a letter of credit became unrestricted during 1998 upon the cancellation of the letter of credit.

Financing Activities

We made scheduled principal payments of $4.1 million under the American Queen and S.S. Independence ship financing notes during 1998. We repurchased $0.8 million of our common stock during 1998 under the stock repurchase plan, as discussed below. We received $2.9 million during 1998 from the issuance of our common stock, principally from stock options exercised by our employees. We paid $0.5 million during 1998 for financing efforts related to our new shipbuilding programs.

Capital Expenditures and Debt

On January 21, 1999, the Mississippi Queen completed a 39-day lay-up. The American Queen also completed a 15-day lay-up on February 10, 1999. The Delta Queen completed a 54-day lay-up on February 27, 1999. The lay-ups for the three vessels, including repairs and maintenance, cost approximately $5.5 million and were funded from working capital.

In October 1997, we announced plans to expand capacity in the Hawaii cruise market. We intend to construct two new cruise ships over the next five years and plan to introduce an existing foreign-built cruise ship in the Hawaii market while awaiting construction of the new vessels. On March 9, 1999, we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passengers berths, with options to build up to four additional vessels. The estimated construction cost of the two initial ships will be approximately $470 million each. The agreement provides that the first ship will be delivered in January 2003 and the second ship in January 2004. See "Business - Expansion Plans - Hawaii Expansion Plans" for a discussion on the material terms of the construction contract with Ingalls Shipbuilding.

In 1999, we expect to spend between $80 million and $100 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

In April 1998, we announced plans to expand capacity at Delta Queen. For the Delta Queen fleet, we intend to build up to five new small coastal ships over the next seven to 10 years. The ships will each accommodate approximately 226 passengers and cruise in coastal areas and other itineraries not currently served by existing Delta Queen vessels. These include such U.S. locations as the Eastern Coastline and the Pacific Northwest. We have completed naval contract designs and are presently negotiating with a U.S. shipyard. The estimated construction cost of the ships will be $35 million each. If we decide to go forward with the expansion plan and enter into a shipyard contract, construction of the first new vessel will begin in mid-1999 with a targeted introduction of the first coastal cruiser into service in mid-2001.

We have entered into an agreement to acquire a new vessel and plan to convert it into an overnight passenger vessel with approximately 150 passenger berths for use as the fourth Delta Queen riverboat. The purchase price is approximately $8.0 million. We have conducted a due diligence review to ensure the vessel can be effectively and efficiently renovated for passenger use and that the cost of outfitting the vessel is consistent with our current estimates. Based on this due diligence review, we are seeking to amend the terms and conditions of the agreement. We estimate that the total renovation, relocation, start-up and marketing costs will require an additional $12 million. We expect that the conversion project will take between six and nine months and that the vessel will be able to enter into service in the first half of 2000.

Assuming we proceed with our expansion plans for the Delta Queen line, we expect to spend between $15 million and $20 million in 1999 on building the new coastal cruise vessels, which also includes anticipated payments to the shipyard. We estimate that costs to be incurred in 1999 to acquire and outfit the fourth riverboat will be $18.0 million.

We intend to finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guaranties of private financing for new vessel construction projects conducted in U.S. shipyards. We have applied for financing guaranties for debt for up to 87.5% of the cost of the vessels. The guarantied debt would be accessed during the construction period, with interest payments during that period capitalized as part of the cost of construction. In the current market, this type of debt generally bears interest at a rate of 100 to 150 basis points over the comparable U.S. government obligations and can have a term of up to 25 years from the date of delivery of the vessel. The loans generally amortize on a straight line basis over the term of the loan commencing after the delivery date. Fees associated with the financing guaranties include a one-time investigation fee equal to 1/2 of 1% of the indebtedness of $10 million and 1/8 of 1% of the amount in excess of $10 million. In addition, the Maritime Administration imposes an annual guarantee fee of not less than 1/4 of 1% and not more than 1% of the indebtedness, reduced by any required escrow, based upon the obligor's ratio of long-term debt to stockholders' equity. The present value of the annual guaranty fees is payable at the closing of the Maritime Administration guarantied financing and capitalized as part of the vessel cost. See "Risk Factors -- If we are unable to obtain Maritime Administration financing guaranties, it will impede our expansion plans and future revenue growth" for more detail regarding the impact on us if we do not obtain Maritime Administration financing guaranties. We currently have several Maritime Administration guarantied loans outstanding, secured by the S.S. Independence and the American Queen.

In June 1997, our board of directors approved a stock repurchase plan. The plan authorizes us to repurchase up to one million shares of our stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of December 31, 1998, we had repurchased 51,000 shares at an average purchase price of $14.84 per share under the plan. We currently have no intention to repurchase any additional shares of common stock.

As of December 31, 1998, we complied with all covenants under our various debt agreements.

On February 25, 1999, The Delta Queen Steamboat Co. entered into a credit agreement with a group of lenders, with The Chase Manhattan Bank as agent. This credit agreement provides for a revolving credit facility of up to $70 million to fund the expansion of our Delta Queen line. This new $70 million facility replaced our prior credit facility with Chase Manhattan. Borrowings under the new credit facility bear interest at either (1) the greater of Chase Manhattan's prime rate or alternative base rates plus a margin ranging from 0.50% to 1.50%, or (2) the London Interbank Offered Rate plus a margin ranging from 1.50% to 2.50%. We are also charged a fee of 0.50% per annum on any unused commitment. The new credit facility is secured by all of the assets of The Delta Queen Steamboat Co., except for the American Queen. The new credit facility limits the dividends The Delta Queen Steamboat Co. may pay to between $5 million and $15 million per year when aggregated with investments and other payments.

Subject to Maritime Administration guarantied financing, we believe we will have adequate access to capital resources, both internally and externally, to meet our current short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. We continually evaluate opportunities to increase capacity at both Delta Queen and in Hawaii and to strategically grow our business. As discussed earlier, we announced plans to expand capacity at Delta Queen and in the Hawaiian market. On February 22, 1999, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to a proposed public offering of up to 3,450,000 shares of our common stock. Although we believe that we will be able to obtain sufficient equity and debt financing from the capital markets to construct the new vessels, we cannot assure you that we will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if we so choose, to pursue strategic business opportunities.

Impact of Year 2000

Many computer programs have been written using two digits rather than four to define the applicable year. Any of our computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure, miscalculations and/or other unanticipated problems.

         State of Readiness

We have established internally staffed project teams to address Year 2000 issues. Each team is formulating a plan that focuses on Year 2000 compliance efforts for information technology systems and non-information technology systems. This plan addresses (1) information technology systems software and hardware such as reservations, accounting and associated systems, personal computers and software and (2) non-information technology systems such as embedded chip systems in building facilities, shipboard navigation, control, power generation systems, and communication systems.

Our Year 2000 plan addresses the Year 2000 issues in various phases for both types of systems including: (1) inventory of our systems, equipment and suppliers that may be vulnerable to Year 2000 issues; (2) assessment of inventoried items to determine the risks associated with their possible failure to be Year 2000 compliant; (3) testing of systems and components to determine if they are Year 2000 compliant, both prior to and subsequent to remediation; (4) remediation and implementation of new systems; and (5) contingency planning to address reasonably likely worst case scenarios.

For information technology systems, inventories and risk assessments have been substantially completed for all our shoreside software applications, hardware and operating systems. Most of our reservations systems functions have been tested and were found to be compliant. The remaining functions will be tested and remediated, if necessary, by mid-1999. We have also determined that our shoreside phone system and onboard financial systems on the Delta Queen vessels are Year 2000 compliant. The S.S. Independence's onboard financial system and our shoreside accounting system, however, are not Year 2000 compliant. We will utilize both internal and external resources to continue testing, reprogramming and replacing our information technology systems that require Year 2000 modifications. We anticipate completing the system improvements and the Year 2000 project no later than September 30, 1999. This is prior to any anticipated impact on our operating systems. We anticipate that these modifications and improvements will enable our information systems to function properly with respect to dates in the Year 2000 and thereafter.

Inventories and risk assessments are currently being performed for all non-information technology systems and are expected to be finalized by April 30, 1999. The process of testing, remediation and implementation is expected to be completed by September 30, 1999.

         Risks of Year 2000 Issues

If any of our suppliers or travel partners do not, or if we do not, successfully deal with the Year 2000 issue, we could experience delays in scheduled cruises which could result in lost revenues or increases in costs and could subject us to claims and damages. To determine the most reasonably likely sources of these risks, we have been communicating with our major suppliers and travel partners on their Year 2000 compliance issues. For example, our external air ticketing and credit card processing software have been determined to be Year 2000 compliant.

Based on these procedures, management believes that the most reasonably likely sources of risk to us include (1) the disruption of transportation channels relevant to our operations, including ports and transportation vendors, primarily airlines, as a result of a general failure of support systems and necessary infrastructure; (2) the disruption of travel agency and other sales distribution systems; and (3) the inability of principal product suppliers to deliver goods and services. The severity of these possible problems would depend on the nature of these problems and how quickly they could be corrected or alternatives implemented.

Our major suppliers and travel partners consists of our transportation vendors, our primary external airline ticketing vendors, and our primary credit card processing software vendors. Our primary external airline ticketing vendor has certified that its systems are Year 2000 complaint. Our primary credit card processing software vendors have also certified that their systems are Year 2000 complaint. We have not received written assurance from our transportation vendors indicating that they will be Year 2000 complaint before the end of 1999. Because we have no contingency plan to transport our customers long distance to and from our embarkation and disembarkation points, failure by our transportation vendors to provide transportation services could have a material adverse effect on our operations and our financial condition.

Some risks of the Year 2000 issue are beyond our control and our other travel partners and suppliers. For example, no preparations or contingency plan will protect us from a downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with Year 2000 issues.

         Costs

We have estimated our total costs for system improvements and the Year 2000 project to be approximately $1.0 million. These efforts are being funded from working capital. Of the total project cost, approximately $0.5 million is attributable to the implementation of a new accounting system. This amount includes new software, new hardware, and consulting fees, all of which will be capitalized. Another $0.3 million of capital outlays is attributable to the upgrading of the S.S. Independence's onboard financial system and to the replacement of imbedded chip systems in several of our vessels. The remaining $0.2 million is expected to be expensed as incurred and is not expected to have a material impact on the results of operations. The Year 2000 project represents less than 10% of our information systems budget. To date, we have incurred and expensed approximately $75,000 related to our systems improvements and the Year 2000 project. These costs do not include costs incurred by us as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

The costs of the project and the date on which we believe we will complete the Year 2000 modifications are based on our best estimates given presently available information. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of the resources we rely on, third party modification plans and other factors. We cannot assure you, however, that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, and similar uncertainties.

         Contingency Plans

We are preparing our contingency plans to identify and determine how to handle our most probable worst case scenarios. Preliminary contingency plans are currently being reviewed. Comprehensive contingency plans are estimated to be complete by mid-1999.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
American Classic Voyages Co.

We have audited the consolidated balance sheets of American Classic Voyages Co. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of management of American Classic Voyages Co. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Classic Voyages Co. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

                                                                        KPMG LLP



Chicago, Illinois
February 19, 1999

                          AMERICAN CLASSIC VOYAGES CO.
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands except shares and par value)


                                                                                                 December 31,
                                                                                         1998                    1997
                                                                                ----------------------- -----------------------
ASSETS
Cash and cash equivalents................................................            $      27,004           $      19,187
Restricted short-term investments........................................                       60                     325
Accounts receivable......................................................                    1,989                   1,299
Inventory................................................................                    2,413                   2,274
Prepaid air tickets......................................................                    2,527                   1,982
Prepaid expenses and other current assets................................                    4,113                   3,557
                                                                                ----------------------- -----------------------
     Total current assets................................................                   38,106                  28,624

Property and equipment, net..............................................                  162,129                 171,105
Deferred income taxes, net...............................................                   10,011                   9,564
Other assets.............................................................                    2,546                   1,602
                                                                                ----------------------- -----------------------
     Total assets........................................................            $     212,792           $     210,895
                                                                                ======================= =======================
LIABILITIES
Accounts payable.........................................................            $      13,493           $      14,282
Other accrued liabilities................................................                   16,500                  18,093
Current portion of long-term debt........................................                    4,100                   4,100
Unearned passenger revenues..............................................                   39,297                  33,713
                                                                                ----------------------- -----------------------
     Total current liabilities...........................................                   73,390                  70,188

Long-term debt, less current portion.....................................                   77,388                  81,488
                                                                                ----------------------- -----------------------
     Total liabilities...................................................                  150,778                 151,676
                                                                                ======================= =======================
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value (5,000,000 shares authorized, none
   issued and outstanding)...............................................                       --                      --
Common stock, $0.01 par value (20,000,000 shares authorized,
   14,293,931 and 14,006,015 shares issued, respectively)................                      143                     140
Additional paid-in capital...............................................                   80,451                  77,059
Accumulated deficit......................................................                  (17,823)                (17,980)
Common stock in treasury, at cost (51,000 shares)........................                     (757)                     --
                                                                                ----------------------- -----------------------
     Total stockholders' equity..........................................                   62,014                  59,219
                                                                                ----------------------- -----------------------
                                                                                     $     212,792           $     210,895
                                                                                ======================= =======================



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)





                                                                                  Years Ended December 31,
                                                                      1998                  1997                  1996
                                                              --------------------- --------------------- ---------------------
Revenues                                                           $    192,225          $    177,884          $    190,408

Cost of operations (exclusive of depreciation and
   amortization shown below)............................                125,595               111,295               122,545
                                                              --------------------- --------------------- ---------------------

Gross profit............................................                 66,630                66,589                67,863

Selling, general and administrative expenses............                 44,232                41,015                45,367
Depreciation and amortization expense...................                 16,912                15,590                14,571
Impairment write-down (Note 4)..........................                     --                    --                38,390
                                                              --------------------- --------------------- ---------------------

Operating income (loss).................................                  5,486                 9,984               (30,465)

Interest income.........................................                  1,117                 1,028                   912
Interest expense........................................                  6,639                 6,963                 8,111
Other income............................................                    300                    --                11,729
                                                              --------------------- --------------------- ---------------------

Income (loss) before income taxes ......................                    264                 4,049               (25,935)

Income tax (expense) benefit............................                   (107)               (1,620)                8,299
                                                              --------------------- --------------------- ---------------------

Net income (loss).......................................           $        157          $      2,429          $    (17,636)
                                                              ===================== ===================== =====================
PER SHARE INFORMATION
Basic:
     Basic weighted average shares outstanding..........                 14,137                13,952                13,802
     Earnings (loss) per share..........................           $       0.01          $       0.17          $      (1.28)

Diluted:
     Diluted weighted average shares outstanding........                 14,777                14,338                13,802
     Earnings (loss) per share..........................           $       0.01          $       0.17          $      (1.28)

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Years Ended December 31,
                                                                        1998                 1997                  1996
                                                                 -------------------- -------------------- ---------------------
OPERATING ACTIVITIES
     Net income (loss)....................................         $           157      $         2,429      $       (17,636)

ADJUSTMENTS TO RECONCILE
NET INCOME (LOSS) TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
     Depreciation and amortization expense................                  16,912               15,590               14,571
     Impairment write-down (Note 4).......................                      --                   --               38,390
     Gain on sale of assets...............................                    (300)                  --              (11,729)
     Changes in certain working
         capital accounts and other
              Accounts receivable.........................                    (690)               2,435               (2,600)
              Accounts payable............................                    (789)               3,599               (2,305)
              Other accrued liabilities...................                    (529)              (5,344)                (289)
              Other assets................................                    (258)               1,576               (6,400)
              Unearned passenger revenues.................                   5,584                2,044                3,137
              Prepaid expenses and other..................                  (1,563)                  85                 (123)
                                                                 -------------------- -------------------- ---------------------
     Net cash provided by operating activities............                  18,524               22,414               15,016
                                                                 -------------------- -------------------- ---------------------

INVESTING ACTIVITIES
     Decrease in restricted investments...................                     265                2,632                7,724
     Capital expenditures.................................                  (8,789)             (22,326)             (15,355)
     Proceeds from sale of assets.........................                     300                1,830               21,522
                                                                 -------------------- -------------------- ---------------------
     Net cash (used in) provided by investing activities..                  (8,224)             (17,864)              13,891
                                                                 -------------------- -------------------- ---------------------

FINANCING ACTIVITIES
     Proceeds from borrowings.............................                      --                   --                6,903
     Repayments of borrowings.............................                  (4,100)              (4,410)             (23,923)
     Purchase of common stock.............................                    (757)                  --                   --
     Issuance of common stock.............................                   2,907                1,139                  368
     Deferred financing fees..............................                    (533)                  --                 (395)
                                                                 -------------------- -------------------- ---------------------
     Net cash used in financing activities................                  (2,483)              (3,271)             (17,047)
                                                                 -------------------- -------------------- ---------------------

     Increase in cash and cash equivalents................                   7,817                1,279               11,860
     Cash and cash equivalents, beginning of period.......                  19,187               17,908                6,048
                                                                 -------------------- -------------------- ---------------------
     Cash and cash equivalents, end of period.............         $        27,004      $        19,187      $        17,908
                                                                 ==================== ==================== =====================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest ........................................         $         6,438      $         6,791      $         7,952
         Income taxes.....................................         $           232      $           249      $           450



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN CLASSIC VOYAGES CO.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)





                                                                  Additional                                             Total
                                                                    Paid-in        Accumulated        Treasury       Stockholders'
                                               Common Stock         Capital          Deficit            Stock           Equity
                                            -----------------    ------------    --------------    --------------    -------------
Balance, December 31, 1995................    $      138           $   74,048      $   (2,773)       $       --         $ 71,413
Net loss..................................            --                   --         (17,636)               --          (17,636)
Stock issued under option and
    benefit plans.........................             1                1,204              --                              1,205
                                            -----------------    ------------    --------------    -------------     ------------
Balance, December 31, 1996................           139               75,252         (20,409)               --           54,982
Net income................................            --                   --           2,429                --            2,429
Stock units issued to Directors, net......            --                  219              --                --              219
Stock issued under option and
    benefit plans.........................             1                1,588              --                              1,589
                                            -----------------    ------------    --------------    -------------     ------------
Balance, December 31, 1997                           140               77,059          (17,980)              --           59,219
Net income................................            --                  --              157                --              157
Stock units issued to Directors, net......            --                  138              --                --              138
Stock issued under option and
    benefit plans.........................             3                3,254              --                --            3,257
Purchase of treasury stock................            --                   --              --              (757)            (757)
                                            -----------------    ------------    --------------    -------------     ------------
Balance, December 31, 1998                    $      143           $   80,451      $  (17,823)       $     (757)       $   62,014
                                            =================    ============    ==============    =============     ============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
American Classic Voyages Co., through its subsidiaries, operates two cruise lines under the names of The Delta Queen Steamboat Co. and American Hawaii Cruises. The Delta Queen Steamboat Co., through its subsidiaries, owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats which conduct overnight cruise operations on certain U.S. inland waterways ("Delta Queen"). Delta Queen also owned and operated the Maison Dupuy Hotel (the "Hotel") located in New Orleans, prior to its sale in October 1996. American Hawaii Cruises, through its subsidiaries owns and operates the S.S. Independence steamship providing overnight cruises among the Hawaiian Islands. American Hawaii also owned the S.S. Constitution steamship which was removed from service in June 1995 and was sold on November 4, 1997.

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

RESTRICTED SHORT-TERM INVESTMENTS
As of December 31, 1998 and 1997, restricted short-term investments reflected cash pledged as collateral on outstanding letters of credit related to certain contracts with vendors.

INVENTORIES
Inventories consists of provisions, supplies, fuel and gift shop merchandise carried at the lower of cost (weighted-average) or market.

PREPAID AIR TICKETS
Prepaid air tickets consists of air tickets purchased by the Company and resold to passengers in advance of sailings.

PROPERTY AND EQUIPMENT
Property and equipment primarily consists of vessels and leasehold improvements which are recorded at cost. Construction-in-progress represents expenditures for the vessels under construction, renovation, lay-up and/or drydock. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets ranging from 3 to 40 years. Lay-up and drydock expenditures relating to vessel improvements or betterments are capitalized. In addition, lay-up and drydock expenditures relating to cleaning, repairs and maintenance are accrued evenly over the period to the next scheduled lay-up and/or drydock and are included in other accrued liabilities. Interest costs incurred during vessel construction periods were capitalized into the cost of the related vessels. The Company reviews long-lived assets, identifiable intangibles, goodwill, and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. In 1997, the Company reduced the cost of the S.S. Constitution to its salvage value as further discussed in Note 4.

GOODWILL
In August 1993, the Company acquired substantially all the assets and certain liabilities of American Global Line Inc. ("the GHCL Acquisition"). The GHCL Acquisition was accounted for as a purchase. In connection with this purchase, goodwill was recorded for the excess of purchase price over the fair value of the net assets acquired and was being amortized over its estimated useful life of 25 years using the straight-line method. In 1996, in connection with its decision not to return the S.S. Constitution to service, the Company wrote-off the remaining goodwill balance (see Note 4). Amortization expense for 1996 was $52,000.

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

EARNINGS PER SHARE INFORMATION
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed in a similar manner except that the denominator is increased to include dilutive potential common shares from stock options and stock units. See
Note 2 for a reconciliation of basic and diluted earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include restricted short-term investments, accounts receivable, accounts payable, other accrued expenses and long-term debt. At December 31, 1998 and 1997, the fair values of all financial instruments were not materially different from their carrying or contract values.

STOCK-BASED COMPENSATION PLANS
The Company has elected to account for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". See Note 10 for pro forma effect for the fair value accounting method, as defined in SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENT
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which requires the reporting of certain information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company has reviewed SFAS 131 and has determined that the Company operates as a single business segment.

RISK AND UNCERTAINTIES
The Company is subject to varying degrees of risk and uncertainty. The Company insures its vessels and other business assets against insurable risks in a manner it deems appropriate. The Company believes there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or non-performance would materially affect the Company's results.

NOTE 2.  EARNINGS PER SHARE

The earnings per share reconciliations presented below for the years ended December 31, 1998 and 1997 have been prepared pursuant to the requirements of SFAS No. 128 (in thousands, except per share amount):

                                                                         Years Ended December 31,
                                                            1998                                      1997
                                           ---------------------------------     ---------------------------------
                                                                        Per                                   Per
                                            Numerator  Denominator     Share     Numerator    Denominator    Share
                                           ---------------------------------     ---------------------------------
Basic earnings per share...................... $157     14,137         $0.01     $2,429         13,952       $0.17
                                                                       =====                                 =====
Additional shares assuming exercise of
dilutive stock options and immediate
vesting of stock units........................   --        640                       --            386
                                               ----     ------                   ------         ------

Diluted earnings per share.... ............... $157     14,777         $0.01     $2,429         14,338       $0.17
                                               ====     ======         =====     ======         ======       =====


For the years ended December 31, 1998 and 1997, options to purchase 858,000 and 523,000 shares of common stock, respectively, at prices ranging from $15.00 to $20.00 were outstanding during 1998 and 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares.

As the Company reported a net loss for the year ended December 31, 1996, diluted earnings per share was computed in the same manner as basic earnings per share. Therefore, at December 31, 1996, outstanding options to purchase 1,730,553 shares of common stock at prices ranging from $3.25 to $20.00, were not included in the computation of diluted earnings per share.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

                                                                   December 31,

                                                             1998                1997
                                                      ------------------- -------------------
     Vessels...................................         $      218,649      $      211,231
     Buildings.................................                  7,704               8,590
     Construction-in-progress..................                    813               2,674
     Other.....................................                 10,756               8,003
                                                      -------------------  ------------------
                                                               237,922             230,498
     Less accumulated depreciation.............                (75,793)            (59,393)
                                                      -------------------  ------------------
                                                        $      162,129      $      171,105
                                                      ===================  ==================


At December 31, 1998, other property and equipment included $3.0 million of technical consulting and design fees related to capacity expansion at American Hawaii and Delta Queen. During 1998, $1.4 million of leasehold improvements were written-off along with $0.5 million of related accumulated depreciation upon the amendment to the lease covering the Company's Chicago headquarters facilities. This write-off was offset by a receivable from the landlord for the value of the undepreciated leasehold improvements (see Note 9 for further information). During 1997, $0.8 million of fully depreciated assets that were no longer in use were written-off along with the related accumulated depreciation.

NOTE 4. IMPAIRMENT WRITE-DOWN

The S.S. Constitution was removed from service on June 27, 1995 and was placed in wet berth at a shipyard in Portland, Oregon. In 1996, after evaluating the scope and cost of the S.S. Constitution reconstruction project as well as considering various alternatives, the Company decided not to renovate or return the S.S. Constitution to service. The Company recognized an impairment write-down of $38.4 million, composed of (i) $36.1 million directly related to the write-down of the vessel and its allocated goodwill to an estimated salvage value of $2.5 million, and (ii) $2.3 million which represented the remaining goodwill balance from the GHCL Acquisition. The Company reserved for the estimated costs to be incurred on behalf of the S.S. Constitution until its eventual disposition.

On November 4, 1997, the Company sold the vessel for net sale proceeds of $1.8 million and as such, the salvage value of the vessel was written down from $2.5 million to $1.8 million. This write-down was offset by a reduction in the reserve set-up for the estimated costs to be incurred on behalf of the vessel, as mentioned above.

NOTE 5. DISPOSITION OF ASSETS

In October 1996, the Company sold its subsidiary which owned the Hotel in New Orleans for $22.0 million in cash. In addition, the Company entered into a Profit Participation Agreement with the buyer which provided for future payments based on the future performance of the Hotel. The agreement was terminated in February 1998 when the Company received final proceeds of $0.3 million from the buyer.

Upon the sale of the Hotel, the Company paid down its then outstanding borrowings, which were $9.5 million under its prior credit agreement with a group of financial institutions with The Chase Manhattan Bank, as agent (the "Credit Agreement"). The balance of the Hotel sale proceeds were used for general corporate purposes.

NOTE 6. LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                                                     December 31,
                                                                                                 1998           1997
                                                                                           --------------- --------------
U.S.   Government   Guaranteed  Ship  Financing  Note,   American  Queen  Series,
    LIBOR+0.25%  floating  rate notes due  semi-annually  beginning  February 24,
    1996 through August 24, 2005.........................................................      $ 16,809        $ 19,233
U.S.  Government  Guaranteed  Ship Financing Bond,  American Queen Series,  7.68%
    fixed rate, sinking fund bonds due semi-annually  beginning February 24, 2006
    through June 2, 2020.................................................................        36,198          36,198
U.S.   Government   Guaranteed  Ship  Financing  Note,   Independence  Series  A,
    LIBOR+0.27%  floating  rate notes due  semi-annually  beginning  June 7, 1996
    through December 7, 2005.............................................................         9,248          10,570
U.S.  Government  Guaranteed  Ship Financing Bond,  Independence  Series A, 6.84%
    fixed  rate  sinking  fund  bonds due  semi-annually  beginning  June 7, 2006
    through December 7, 2015.............................................................        13,215          13,215
U.S.   Government   Guaranteed  Ship  Financing  Note,   Independence  Series  B,
    LIBOR+0.27% floating rate notes due semi-annually  beginning December 7, 1996
    through December 7, 2005.............................................................         2,478           2,832
U.S.  Government  Guaranteed  Ship Financing Bond,  Independence  Series B, 7.46%
    fixed  rate  sinking  fund  bonds due  semi-annually  beginning  June 7, 2006
    through December 7, 2015.............................................................         3,540           3,540
                                                                                           ------------------------------
                                                                                                 81,488          85,588
Less current portion.....................................................................         4,100           4,100
                                                                                           ------------------------------
                                                                                               $ 77,388        $ 81,488
                                                                                           ==============================


Required principal payments on long-term debt over the next five years are $4.1 million for each of the years from 1999 to 2003. For the years ended December 31, 1998 and 1997, the weighted-average interest rate on outstanding borrowings was approximately 7.0% and 6.9%, respectively.

The American Queen Series and the Independence Series A and B debt are guaranteed by the U.S. Government through the Maritime Administration ("MARAD") and are secured by first mortgages on the American Queen and the S.S. Independence, respectively. These Series contain various covenants which, among other things, require the compliance with certain financial ratios at the end of each year.

Upon the issuance of the Independence Series A and B debt in 1995 and 1996, $2.2 million was deposited into an account representing six months of debt service. The debt service deposit was released to the Company in 1997 as GHCL had met the required cash flow and debt to equity ratios as of December 31, 1996.

As of December 31, 1996, the Company's restricted short-term investments included an escrow account for remaining American Queen construction costs in the amount of $0.3 million, which was released to the Company in October 1997 and was used to pay down the principal balance of the American Queen Series.

As of December 31, 1998, the Company had a revolving credit facility under the Credit Agreement which provided for borrowings of up to $15.0 million with a final maturity on March 31, 1999. In 1998, no borrowings were outstanding at any time under this facility. Borrowings bear interest, at the option of the Company, equal to either a LIBOR rate or prime rate basis. The Company is also required to pay a commitment fee on the unused portion of the facility at a rate ranging from 0.375% to 0.500% per annum. The Credit Agreement is guaranteed by AMCV and secured by substantially all the assets of DQSC, excluding the American Queen. The Credit Agreement contains various limitations, restrictions and financial covenants which, among other things, requires maintenance of certain financial ratios, restricts additional indebtedness, limits intercompany advances to $20.0 million and limits the payment of dividends from DQSC to AMCV to $2.0 million per annum. See Note 12 for further information.

As of December 31, 1998, the Company complied with all covenants under its various debt agreements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. The Company currently leases approximately 21,000 square feet from a partnership controlled by an affiliated company, at an annual rate of approximately $99,000. In addition, the DQSC and GHCL headquarters is maintained pursuant to an assignment from local authorities. The Company paid approximately $165,000 and $160,000 under this arrangement for the years ended December 31, 1998 and 1997, respectively. This arrangement may be terminated at any time by the local authorities upon determination that a superior maritime use is deemed to exist. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $842,000, $916,000 and $848,000, respectively.

The future minimum lease commitments for the next five years and thereafter under all noncancelable operating leases, excluding assignment payments, as of December 31, 1998, are $322,000, $374,000, $396,000, $348,000, $323,000 and
$243,000.

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the outcome of such litigation will not have a material effect on the results of operations or financial position of the Company as most is covered by insurance, net of a deductible.

NOTE 8. INCOME TAXES

The provision (benefit) for income taxes consisted of (in thousands):

                                                               Years Ended December 31,
                                                         1998             1997            1996
                                                    -------------------------------------------------
     Current tax provision (benefit):
         Federal...............................       $       --       $       --      $       --
         State.................................              213              163            (458)
                                                    -------------------------------------------------
                                                             213              163            (458)
                                                    -------------------------------------------------
     Deferred tax provision (benefit):
         Federal...............................               89            1,323          (9,073)
         State.................................             (195)             134           1,232
                                                    -------------------------------------------------
                                                            (106)           1,457          (7,841)
                                                    -------------------------------------------------
         Total tax provision (benefit).........       $      107       $    1,620      $   (8,299)
                                                    =================================================


The provision (benefit) for income taxes differs from amounts computed by applying the U.S. statutory Federal income tax rate. The differences are summarized as follows (in thousands):

                                                               Years Ended December 31,
                                                         1998             1997            1996
                                                    ------------------------------------------------
                                                          35%             35%             35%
                                                    ------------------------------------------------
   Tax provision (benefit) at statutory rate...      $        93       $    1,417     $    (9,076)
   State income taxes (net of Federal benefit).               12              193             503
   Non-deductible expenses.....................              221              313             121
   Other.......................................             (219)            (303)            153
                                                    ------------------------------------------------
   Total tax provision (benefit)...............      $       107       $    1,620     $    (8,299)
                                                    ================================================



The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                December 31,
     Deferred tax assets:                                                  1998              1997
                                                                     ---------------------------------------
         Insurance costs and reserves.........................        $         1,097   $         1,198
         Non-recurring executive compensation.................                    490               809
         Benefit cost accruals................................                    491               483
         Alternative minimum tax
           credit carryforwards...............................                  2,196             2,196
         Drydock accruals.....................................                    967               820
         Net operating loss carryforward......................                 35,090            33,041
         Goodwill, due to basis differences...................                  1,270             1,248
                                                                     ---------------------------------------
         Total deferred tax assets............................                 41,601            39,795
                                                                     ---------------------------------------

     Deferred tax liabilities:
         Capital construction fund............................                  1,237             1,472
         Property plant and equipment, due to
           basis differences and depreciation, net............                 30,353            28,759
                                                                     ---------------------------------------
         Total deferred tax liabilities.......................                 31,590            30,231
                                                                     ---------------------------------------

         Net deferred tax asset...............................        $        10,011   $         9,564
                                                                     =======================================


At December 31, 1998, consolidated net operating losses of approximately $3.0 million, $10.0 million, $36.0 million, $14.0 million, $29.0 million and $5.0 million expiring in 2008, 2009, 2010, 2011, 2012 and 2018, respectively, were available to offset future taxable income of the Company.

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

NOTE 9. RELATED PARTIES

As of December 31, 1998, the largest stockholders of the Company's common stock were certain affiliates of Equity Group Investments ("EGI"), including EGI Holdings, Inc. and EGIL Investments, Inc., which owned an aggregate of 53% of the Company's common stock. EGI and its affiliates provided certain administrative support services for the Company, including but not limited to legal, accounting, tax, benefit and insurance brokerage services. In addition, as previously mentioned in Note 7, the Company leases office space from an affiliate of EGI. In the aggregate, the fees charged by EGI and its affiliates for such services and rent were approximately $0.4 million, $0.7 million, and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. These arrangements with EGI and its affiliates are subject to approval by a majority of the non-affiliated members of the Company's Board of Directors, and are conducted on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

In late 1997, the Company subleased approximately 13,000 square feet of Chicago office space (the "sublease area") to Equity Office Properties Trust, an affiliate of EGI. For the years ended December 31, 1998 and 1997, approximately $78,000 and $23,000, respectively, was received by the Company under the sublease at a rate which it believes to be competitive for comparable space for an unaffiliated party. In mid-1998, the Company entered into an amended lease agreement covering the Chicago office space whereby the subleased area was removed from the lease. The Company was granted a $0.6 million reduction in future rent on its remaining office space, representing the value of undepreciated leasehold improvements of the sublease area.

The Company paid approximately $768,000 for legal services to Preston Gates Ellis & Rouvelas Meeds ("Preston Gates") during 1998. Mr. Rouvelas, a Director of the Company, is a partner of Preston Gates. The Company paid approximately $113,000 for legal services to Watanabe, Ing & Kawashima ("WIK") during 1998. Mr. Watanabe, a Director of the Company, is a partner of WIK.

NOTE 10. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS
The Company's non-union employees are eligible to participate in the ADVANTAGE Retirement Savings Plan (as amended and restated October 1, 1987, "ADVANTAGE Plan"), a profit-sharing plan with a salary deferral feature that qualifies under Section 401 of the Internal Revenue Code of 1986, as amended. The ADVANTAGE Plan allows participants to defer a portion of their eligible compensation on a pre-tax basis. Participant contributions are 100% vested at the time the contribution is made. Matching contributions are made by the Company in an amount equal to 100% of the amount of a participant's contribution with a maximum of 4% of such participant's annual eligible wages, subject to Internal Revenue Service maximums. In addition, the Company may make discretionary profit-sharing contributions which are allocated to eligible employees based on eligible compensation. Company contributions vest over a five-year period. Matching and profit-sharing contributions approximated $497,000, $550,000 and $708,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

The Company also maintains a non-qualified deferred compensation plan (the "Restoration Plan"), effective August 1, 1998. The purpose of the Restoration Plan is to provide deferrals for eligible employees that may not be made to the ADVANTAGE Plan because of certain restrictions and limitations in the Code. Benefits will be paid from employee contributions. The Company's liability under the Restoration Plan as of December 31, 1998 was $30,000.

The Company also contributes, under collective bargaining agreements, to funds designed to provide pension and health benefits for its union employees. The Company contributed $2,203,000, $2,147,000 and $2,337,000 to such plans for the years ended December 31, 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN
The American Classic Voyages Co. 1995 Employee Stock Purchase Plan (the "ESP Plan") allows eligible employees to purchase common stock of the Company, through payroll deductions, at a discounted price from the market price. The exercise price under the ESP Plan is deemed to be 85% of the lesser of (i) the market value of the Company's common stock on the last business day of the offering period or (ii) the greater of (a) the average market value during the offering period and (b) the market value on the first business day of the offering period. There is a maximum of 500,000 shares authorized under the ESP Plan. There were 11,622, 9,718 and 12,297 shares issued during 1998, 1997 and 1996, respectively, at an average price of $13.38, $10.70 and $7.13 per share for 1998, 1997 and 1996, respectively. At December 31, 1998, approximately 461,000 shares were available for offering under the ESP Plan.

STOCK-BASED COMPENSATION PLANS
The Company granted, as of January 1, 1992, fully vested options to the Company's then senior executive officers, to purchase shares of common stock, in lieu of bonus payments (the "Executive Stock Option Plan"). These options are exercisable, in whole or in part, at any time prior to January 2, 2002, at an exercise price of $3.25 per share.

The Company adopted the 1992 Stock Option Plan effective January 2, 1992 (the "1992 Plan"). Pursuant to the 1992 Plan, certain officers, directors, key employees, and consultants will be offered the opportunity to acquire shares of the Company's common stock via stock option grants. In addition, the 1992 Plan provides for the granting of stock units and stock appreciation rights ("SARs"). The exercise price of options granted under the 1992 Plan cannot be less than the fair market value of the Company's common stock at the date of grant. As of December 31, 1998, 2,703,198 shares of the Company's common stock have been reserved for issuance under the 1992 Plan. Options granted under the 1992 Plan generally vest over a three-year period and expire 10 years from the date of grant. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $7.86, $4.25 and $3.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 respectively: expected volatility of 53%, 52% and 50%, risk-free interest rates of 4.6%, 5.7% and 6.0%, expected lives of three years and dividend yield of 0% for all years.

In 1998 and 1997, under the terms of the 1992 Plan, the Company paid each non-employee director stock units as an annual retainer. The stock units in general vest at a rate of 25% on the first day of each calendar quarter. The fully vested stock units will be converted into an equal number of common stock shares at any time as selected by each director prior to each grant.

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

The Company applies APB No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                    1998            1997            1996
                                                             -------------------------------------------------
Net income (loss)                           As reported          $     157      $   2,429       $ (17,636)
                                            Pro forma               (2,487)         1,422         (18,033)

Basic earnings (loss) per share             As reported          $    0.01       $   0.17        $  (1.28)
                                            Pro forma                (0.18)          0.10           (1.31)

Diluted earnings (loss) per share           As reported          $    0.01       $   0.17        $  (1.28)
                                            Pro forma                (0.18)          0.10           (1.31)

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

The table below summarizes the activities for 1996, 1997 and 1998:



                                        Executive Stock
                                          Option Plan                   1992 Plan                       Weighted-Average
                                        ---------------    ------------------------------------------    Exercise Price
                                             Shares           Shares            Shares        Shares       for Options
                                           Subject to       Subject to        Subject to    Subject to      and SARs
                                            Options           Options        Stock Units       SARs           only
                                        ---------------    ------------     --------------  ----------      --------

Balance at December 31, 1995.........        323,971          1,179,410               --       280,000     $  13.04
      Granted........................             --            895,680               --            --         9.50
      Canceled.......................             --           (582,668)              --      (280,000)       15.36
      Exercised......................        (85,840)                --               --            --         3.25
                                        ---------------    ------------     --------------  ----------        -----

Balance at December 31, 1996                 238,131          1,492,422               --            --        10.54
      Granted........................             --             62,000           24,500            --        12.36
      Canceled.......................             --            (71,753)          (1,450)           --        11.43
      Exercised......................        (43,006)           (60,290)              --            --         7.90
      Converted......................             --                 --           (2,650)           --           --
                                        ---------------    ------------     --------------  ----------     ---------

Balance at December 31, 1997                 195,125          1,422,379           20,400            --        10.74
      Granted........................             --          1,618,000           14,000            --        17.10
      Canceled.......................        (19,512)          (151,236)              --            --        13.44
      Exercised......................        (50,000)          (215,047)              --            --         9.29
      Converted......................             --                 --           (7,000)           --           --
                                        ---------------    ------------     --------------  ----------     --------
Balance at December 31, 1998                 125,613          2,674,096           27,400            --     $  14.39
                                        ===============    ============     ==============  ==========     ========


The following table summarizes information about options outstanding at December 31, 1998:


                                            Options Outstanding                              Options Exercisable
                        -----------------------------------------------------------  ----------------------------------
                                         Weighted-Average          Weighted-                               Weighted-
   Range of            Outstanding          Remaining               Average             Exercisable         Average
 Exercise Price         at 12/31/98      Contractual Life       Exercise Price          at 12/31/98      Exercise Price
----------------       ------------    -------------------     ----------------      ----------------    --------------
       $3.25              125,613                3                   $  3.25                 125,613           $   3.25
  7.97 -   9.88           441,855                8                      8.96                 365,997               8.88

 10.25 -  15.00           408,451                7                     11.65                 370,446              11.70

 15.32 -  20.00         1,823,790                9                     17.08                 637,123              17.16
---------------        ----------      -------------------     ----------------      ----------------    --------------

$ 3.25 - $20.00         2,799,709                8                   $ 14.39               1,499,179           $  12.63
===============        ==========      ===================     ================      ================    ==============

NOTE 11. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized unaudited quarterly results of operations for 1998 and 1997 are as follows:

    Year Ended December 31, 1998                             March 31,        June 30,       September 30,     December 31,
    (In thousands, except per share data)                      1998             1998             1998              1998
                                                          ---------------- ---------------- ---------------- -----------------
         Revenues..................................         $    40,668      $    53,535      $    50,920      $    47,102
         Gross profit..............................              11,209           20,562           18,184           16,675
         Operating (loss) income...................              (6,143)           4,037            3,798            3,794
         Pre-tax (loss) income.....................              (7,262)           2,614            2,424            2,488
         Net (loss) income.........................              (4,362)           1,574            1,454            1,491
         Basic (loss) earnings per share...........               (0.31)            0.11             0.10             0.10
         Diluted (loss) earnings per share.........               (0.31)            0.11             0.10             0.10


    Year Ended December 31, 1997                             March 31,        June 30,       September 30,     December 31,
    (In thousands, except per share data)                      1997             1997             1997              1997
                                                          ---------------- ---------------- ---------------- -----------------
         Revenues .................................         $    40,372      $    42,356      $    49,746      $    45,410
         Gross profit..............................              13,233           17,661           19,606           16,089
         Operating (loss) income ..................              (1,869)           3,451            6,098            2,304
         Pre-tax (loss) income.....................              (3,314)           1,962            4,617              784
         Net (loss) income.........................              (1,988)           1,177            2,770              470
         Basic (loss) earnings per share...........               (0.14)            0.08             0.20             0.03
         Diluted (loss) earnings per share.........               (0.14)            0.08             0.19             0.03


The sum of quarterly (loss) earnings per common share may differ from full-year amounts due to changes in the number of shares outstanding during the year.

NOTE 12. SUBSEQUENT EVENTS (UNAUDITED)

REGISTRATION STATEMENT
On February 22, 1999, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to a proposed public offering of up to 3,450,000 shares of common stock. The expected proceeds of this issuance will be used to fund capacity expansion in the Hawaiian cruise market. No assurances can be given, however, that this offering will be consummated.

CHASE CREDIT AGREEMENT
In the first quarter of 1999, DQSC, as borrower, closed on a new long-term credit facility with The Chase Manhattan Bank, as agent, and several participant banks (the "Chase Facility"). The Chase Facility, which is a $70 million revolving credit facility maturing in February 2004, replaces the Credit Facility. Borrowings under the new facility bear interest at a rate, at the option of the Company, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 1.50%, or (2) the London Interbank Offered Rate plus a margin ranging from 1.50% to 2.50%. The Company is also required to pay an unused commitment fee at a rate of 0.50% per annum.

The Chase Facility will be used to fund the acquisition of the fourth Delta Queen riverboat, the construction of the first two coastal vessels, and Delta Queen working capital. The new facility is secured by all of the assets of DQSC except the American Queen, and has various limitations and restrictions on investments, additional indebtedness, the construction costs of the new vessels, and other capital expenditures. The Chase Facility also limits dividends by DQSC, when aggregated with investments and certain other payments, to amounts ranging from $5 million to $15 million per annum. DQSC is required to comply with certain financial covenants, including maintenance of minimum interest coverage ratios and maximum leverage ratios.

CONSTRUCTION CONTRACT
On March 9, 1999, the Company executed definitive agreements with Ingalls Shipbuilding, Inc. to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each and are currently estimated to cost $440 million each, plus approximately $30 million for furnishings, fixtures and equipment. The contract provides that Ingalls Shipbuilding will deliver the first new ship in January 2003 and the second ship in January 2004. In addition, the shipbuilding contract provides the Company an option to build up to four additional vessels. The estimated contract price of the first option vessel is $487 million and the contract price for the subsequent option vessels will be negotiated between the parties. Ingalls Shipbuilding will provide a limited warranty for the design, material and workmanship of each vessel for one year after delivery.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                           December 31,
                                                                                     1998                  1997
                                                                             -------------------------------------------
ASSETS
Cash and cash equivalents............................................            $        458          $      3,304
Prepaid expenses and other current assets............................                   1,948                   301
Property and equipment, net..........................................                   2,771                 1,385
Investment in and advances to subsidiaries...........................                  60,667                59,850
                                                                             -------------------------------------------
                                                                                 $     65,844          $     64,840
                                                                             ===========================================
LIABILITIES
Other liabilities....................................................            $      3,830          $      5,621
                                                                             -------------------------------------------

STOCKHOLDERS' EQUITY
Common stock.........................................................                     143                   140
Paid-in capital......................................................                  80,451                77,059
Accumulated deficit..................................................                 (17,823)              (17,980)
Treasury stock.......................................................                    (757)                   --
                                                                             -------------------------------------------
Total stockholders' equity...........................................                  62,014                59,219
                                                                             -------------------------------------------
                                                                                 $     65,844          $     64,840
                                                                             ===========================================


            See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                                                                 Years Ended December 31,
                                                                        1998                 1997                  1996
                                                           ------------------------------------------------------------------
Miscellaneous (expense) revenues....................           $      (1,700)        $       (290)         $         16

Depreciation expense................................                    (880)                (713)                 (793)

Income tax benefit .................................                   1,068                  547                   295

Equity in earnings (losses) of subsidiaries.........                   1,669                2,885               (17,154)
                                                           ------------------------------------------------------------------

Net income (loss)...................................           $         157         $      2,429          $    (17,636)
                                                           ==================================================================


            See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I

                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)






                                                                                    Years Ended December 31,
                                                                         1998                 1997                 1996
                                                                  -------------------- -------------------- --------------------
OPERATING ACTIVITIES
Net income (loss)...........................................          $       157          $     2,429          $   (17,636)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES
   Depreciation.............................................                  880                  713                  793
   Equity in (earnings) losses of subsidiaries, net.........               (1,669)              (2,885)              17,154
   (Increase) decrease in advances to subsidiaries..........                 (570)                 438                1,817
   (Increase) decrease in prepaid expenses and other........                 (514)                 168                 (128)
   (Decrease) increase in other liabilities.................               (1,326)                (465)                (743)
                                                                  --------------------------------------------------------------
   Net cash (used in) provided by operating activities......               (3,042)                 398                1,257
                                                                  --------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures........................................               (1,421)                (178)                 (87)
                                                                  --------------------------------------------------------------
Net cash used in investing activities.......................               (1,421)                (178)                 (87)
                                                                  --------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of common stock....................................                2,907                1,139                  368
Purchase of common stock....................................                 (757)                  --                   --
Deferred financing fees.....................................                 (533)                  --                   --
                                                                  --------------------------------------------------------------
Net cash provided by financing activities...................                1,617                1,139                  368
                                                                  --------------------------------------------------------------

(Decrease) increase in cash and cash equivalents............               (2,846)               1,359                1,538
Cash and cash equivalents, beginning of period..............                3,304                1,945                  407
                                                                  --------------------------------------------------------------
Cash and cash equivalents, end of period....................          $       458          $     3,304          $     1,945
                                                                  ==============================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investment activities:
  Conversion of advances to subsidiaries into
    investment in subsidiaries.............................           $       --           $       --           $    30,000


            See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I

                          AMERICAN CLASSIC VOYAGES CO.
   NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) -
                                  (CONTINUED)



BASIS OF PRESENTATION

The Condensed Financial Information of American Classic Voyages Co. ("AMCV") has been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1998, 1997 and 1996 included herein this Form 10-K. The balance sheets as of December 31, 1998 and 1997, respectively, and the related statements of operations and cash flows have been prepared on an unconsolidated basis. AMCV's investment in its subsidiaries is recorded on the equity basis.

DIVIDENDS FROM SUBSIDIARIES

No dividends were paid to AMCV for the years ended December 31, 1998, 1997 and 1996.

COMMITMENTS

AMCV has guaranteed the credit agreement between one of its subsidiaries and a group of financial institutions which provides for a borrowing facility to such subsidiary for general corporate purposes. For information related to this credit agreement, see Note 6 of "Notes to Consolidated Financial Statements" included in this Form 10-K.

The Federal Maritime Commission ("FMC") regulates passenger vessels with 50 or more berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has been approved as a self-insurer by the FMC, and therefore, subject to continued approval, is not required to post security for passenger cruise deposits. The FMC has reviewed its standards and in June 1996 issued proposed regulations to significantly increase the financial responsibility requirements. The Company filed its objection on the proposals, as it believes that the FMC's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. At this time, the Company cannot predict if the proposed changes will be approved as currently constituted, or at all.

INCOME TAXES

AMCV has also entered into tax sharing agreements with its subsidiaries which require each subsidiary to compute its Federal income tax liability on a separate company basis and to pay amounts so computed to AMCV. No payments were made under the tax sharing agreement for the years ended December 31, 1998, 1997 and 1996.

In 1993, AMCV established a capital construction fund ("CCF") pursuant to section 607 of the Merchant Marine Act of 1936. The CCF allows AMCV to accelerate recognition of Federal income tax deductions for capital expenditures related to the American Hawaii vessels. A substantial portion of the income generated by AMCV is eligible for deposit into the CCF; however; expenditures for the vessels of DQSC are not qualified for this tax treatment. As such, on a consolidated tax return basis, AMCV was able to obtain the accelerated deduction treatment on a substantial portion of its taxable income.

                          AMERICAN CLASSIC VOYAGES CO.
                                INDEX TO EXHIBITS

EXHIBIT NUMBER                             DESCRIPTION

    3.(i) Second Amended and Restated Certificate of Incorporation of the Company

    3.(ii)        Second Amended and Restated By-Laws of the Company.

 **4.(i) Proof of Common Stock Certificate (filed on February 14, 1992 as Exhibit 4.(i) to Amendment No. 2 to the Company's
                  Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

    4.(ii)(a)(1)  Credit Agreement, dated as of February 25, 1999, among the
                  Delta Queen Steamboat Co. (the "Borrower"), the financial institutions from time to time parties thereto as Lenders (the
                  "Lenders"), The Chase Manhattan Bank, as Issuing Bank and as
                  Administrative Agent thereunder (the "Agent"), and Hibernia
                  National Bank, as Documentation Agent.

    4.(ii)(a)(2)  Security Agreement, dated as of February 25, 1999, executed by the Borrower in favor of the Agent for the benefit of the Agent and the Lenders.

                  The following entities also have entered into a similar security agreement with the Agent:

                  (i)   DQSB II, Inc.;
                  (ii)  Great Ocean Cruise Line, L.L.C.;
                  (iii) Cruise America Travel, Incorporated;
                  (iv)  Great River Cruise Line, L.L.C.; and
                  (v)   DQSC Property Co.

   4.(ii)(a)(3)   Stock Pledge Agreement, dated as of February 25, 1999,
                  executed by the Borrower in favor of the Agent, evidencing the pledge by the Borrower of all of its 100% interest in the
                  capital stock of each of Cruise America Travel, Incorporated,
                  DQSC Property Co. and DQSB II, Inc.

   4.(ii)(a)(4)   Limited Liability Company Pledge Agreement, dated as of
                  February 25, 1999, executed by the Borrower in favor of the
                  Agent evidencing the pledge by the Borrower of its 99%
                  membership interest in each of Great River Cruise Line, L.L.C.
                  and Great Ocean Cruise Line, L.L.C.

   4.(ii)(a)(5)   Guaranty executed by Cruise America Travel, Incorporated, DQSC
                  Property Co., DQSB II, Inc., Great Ocean Cruise Line, L.L.C.
                  and Great River Cruise Line, L.L.C. in favor of the Agent
                  evidencing the guarantees of the obligations of the Borrower.

   4.(ii)(a)(6)   Trust Indenture among the Agent, the Lenders, Great River
                  Cruise Line, L.L.C. and The Chase Manhattan Bank as trustee
                  (the "DQ Trustee") covering the Delta Queen (a substantially identical Trust Indenture covering the Mississippi Queen has also been executed).

   4.(ii)(a)(7)   Preferred Ship Mortgage covering the Delta Queen executed by
                  Great River Cruise Line, L.L.C. in favor of the DQ Trustee for the benefit of the Agent and the Lenders (a substantially
                  identical Preferred Ship Mortgage covering the Mississippi
                  Queen has also been executed).

**4.(ii)(b)(1)    Commitment to Guaranty Obligations by the United States of
                  America accepted by Great AQ Steamboat Co. dated as of August
                  24, 1995 (filed on November 14, 1995 as Exhibit 4.(ii)(c)(1)
                  to the Company's Form 10-Q dated September 30, 1995 and
                  incorporated herein by reference).

**4.(ii)(b)(2)    Great AQ Steamboat Co. United States Government Guaranteed
                  Ship Financing Obligations, American Queen Series Purchase
                  Agreement dated August 24, 1995 (filed on November 14, 1995 as
                  Exhibit 4.(ii)(c)(2) to the Company's Form 10-Q dated
                  September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(3)    Trust Indenture relating to United States Government
                  Guaranteed Ship Financing Obligations, American Queen Series, between Great AQ Steamboat Co. and the Bank of New York, dated as of August 24, 1995 (the "Trust Indenture") along with
                  Schedule A and Exhibit 1 (filed on November 14, 1995 as
                  Exhibit 4.(ii)(c)(3) to the Company's Form 10-Q dated
                  September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(4)    Form of 2005 Note, Guarantee and Trustee's Authentication
                  Certificate Specimen Note as it relates to the United States
                  Government Guaranteed Ship Financing Obligation, American
                  Queen Series (filed on November 14, 1995 as Exhibit
                  4.(ii)(c)(4) to the Company's Form 10-Q dated September 30,
                  1995 and incorporated herein by reference).

**4.(ii)(b)(5)    Form of 2020 Bond, Guarantee and Trustee's Authentication
                  Certificate Specimen Bond as it relates to United States
                  Government Guaranteed Ship Financing Bond, American Queen
                  Series (filed on November 14, 1995 as Exhibit 4.(ii)(c)(5) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(6)    Authorization Agreement between the United States of America as represented by the Secretary of Transportation and the Bank of New York as Indenture Trustee under the Trust Indenture between it and Great AQ Steamboat Co. dated as of August 24, 1995 (filed on November 14, 1995 as Exhibit 4.(ii)(c)(6) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(7)    Security Agreement relating to the United States Government
                  Guaranteed Ship Financing Obligation between Great AQ
                  Steamboat Co. and the United States of America dated as of August 24, 1995 (the "Security Agreement") along with Exhibit
                  1 and the Schedule of Definitions (filed on November 14, 1995 as Exhibit 4.(ii)(c)(7) to the Company's Form 10-Q dated
                  September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(8)    $60,589,000 Promissory Note dated August 24, 1995 by and
                  between Great AQ Steamboat Co. and the United States of
                  America (filed on November 14, 1995 as Exhibit 4.(ii)(c)(8) to the Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(9)    Title XI Reserve Fund and Financial Agreement among Great AQ
                  Steamboat Co. and the United States of America dated as of August 24, 1995 along with the General Provisions (filed on
                  November 14, 1995 as Exhibit 4.(ii)(c)(9) to the Company's
                  Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(10)   Guaranty Agreement dated August 24, 1995 made by the Delta
                  Queen Steamboat Co. in favor of the United States of America
                  (filed on November 14, 1995 as Exhibit 4.(ii)(c)(10) to the
                  Company's Form 10-Q dated September 30, 1995 and incorporated herein by reference).

**4.(ii)(b)(11)   Assumption and Supplement No. 1 to First Preferred Ship
                  Mortgage effective as of December 31, 1996 made by and among Great AQ Steamboat, L.L.C., Great AQ Steamboat Co. and the
                  United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                  Administrator (filed on May 13, 1997 as Exhibit 4.(ii)(c)(11) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(b)(12)   Modification and Assumption Agreement entered into March 25,
                  1997, effective as of December 31, 1996, among The United
                  States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                  Administrator, Great AQ Steamboat, L.L.C., and The Bank of New
                  York (filed on May 13, 1997 as Exhibit 4.(ii)(c)(12) to the
                  Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(b)(13)   Confirmation of Guaranty Agreement effective as of December
                  31, 1996 made by The Delta Queen Steamboat Co. in favor of the
                  United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                  Administrator (filed on May 13, 1997 as Exhibit 4. (ii)(c)(13) to the Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

**4.(ii)(b)(14)   Endorsement No. 1 to Secretary's Note from Great AQ Steamboat,
                  L.L.C. to the United States of America executed on March 25,
                  1997, effective as of December 31, 1996 (filed on May 13, 1997 as Exhibit 4.(ii)(c)(14) to the Company's Form 10-Q dated
                  March 31, 1997 and incorporated herein by reference).

**4.(ii)(b)(15)   Subordination Agreement dated as of March 25, 1997 made by and among Great AQ Steamboat, L.L.C., The Delta Queen Steamboat
                  Co. and DQSB II, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (filed on May 13, 1997 as
                  Exhibit 4.(ii)(c)(15) to the Company's Form 10-Q dated March
                  31, 1997 and incorporated herein by reference).

**4.(ii)(c)(1)    Commitment to Guaranty Obligations by the United States of
                  America Accepted by Great Independence Ship Co. dated as of
                  December 7, 1995 (filed on April 1, 1996 as Exhibit
                  4.(ii)(d)(1) to the Company's Form 10-K dated December 31,
                  1995).

**4.(ii)(c)(2)    Great Independence Ship Co. United States Government
                  Guaranteed Ship Financing Obligations, Independence Series A
                  Purchase Agreement dated December 7, 1995 (filed on April 1,
                  1996 as Exhibit 4.(ii)(d)(2) to the Company's Form 10-K dated
                  December 31, 1995).

**4.(ii)(c)(3)    Trust Indenture relating to United States Government
                  Guaranteed Ship Financing Obligations, Independence Series A, between Great Independence Ship Co. and the Bank of New York, dated as of December 7, 1995 (the "Trust Indenture") along with Schedule A and Exhibit 1 (filed on April 1, 1996 as
                  Exhibit 4.(ii)(d)(3) to the Company's Form 10-K dated December
                  31, 1995).

**4.(ii)(c)(4)    Forms of 2005 Note, Guarantee and Trustee's Authentication
                  Certificate Specimen Note as it relates to the United States
                  Government Guaranteed Ship Financing Obligation, Independence
                  Series A (filed on April 1, 1996 as Exhibit 4.(ii)(d)(4) to the Company's Form 10-K dated December 31, 1995).

**4.(ii)(c)(5)    Forms of 2015 Bond, Guarantee and Trustee's Authentication
                  Certificate Specimen Bond as it relates to United States
                  Government Guaranteed Ship Financing Bond, Independence Series
                  A (filed on April 1, 1996 as Exhibit 4.(ii)(d)(5) to the
                  Company's Form 10-K dated December 31, 1995).

**4.(ii)(c)(6)    Authorization Agreement between the United States of America represented by the Secretary of Transportation and the Bank of New York as Indenture Trustee under the Trust Indenture between it and Great Independence Ship Co. dated as of December 7, 1995 (filed on April 1, 1996 as Exhibit
                  4.(ii)(d)(6) to the Company's Form 10-K dated December 31,
                  1995).

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

**4.(ii)(c)(8)    $26,429,000 Promissory Note dated December 7, 1995 by and
                  between Great Independence Ship Co. and the United States of
                  America (filed on April 1, 1996 as Exhibit 4.(ii)(d)(8) to the Company's Form 10-K dated December 31, 1995).

**4.(ii)(c)(9)    Title XI Reserve Fund and Financial Agreement between Great
                  Independence Ship Co. and the United States of America dated as of December 7, 1995 along with the General Provisions
                  (filed on April 1, 1996 as Exhibit 4.(ii)(d)(9) to the
                  Company's Form 10-K dated December 31, 1995).

**4.(ii)(c)(10)   Guaranty and Security Agreement dated December 7, 1995 made by the Great Independence Ship Co., Great Hawaiian Cruise
                  Line, Inc. and Great Hawaiian Properties Corporation in favor of the United States of America (filed on April 1, 1996 as
                  Exhibit 4.(ii)(d)(10) to the Company's Form 10-K dated
                  December 31, 1995).

**4.(ii)(c)(11)   Amendment to Commitment to Guarantee Obligations by the
                  United States of America Accepted by Great Independence Ship
                  Co. dated as of March 28, 1996 (filed on May 15, 1996 as
                  Exhibit 4.(ii)(d)(11) to the Company's Form 10-Q dated March
                  31, 1996).

**4.(ii)(c)(12)   Great Independence Ship Co. United Stated Government
                  Guaranteed Ship Financing Obligations, Independence Series B
                  Purchase Agreement dated March 28, 1996 (filed on May 15, 1996 as Exhibit 4.(ii)(d)(12) to the Company's Form 10-Q dated
                  March 31, 1996).

**4.(ii)(c)(13)   Supplemental Indenture No. 1 relating to United States
                  Government Guaranteed Ship Financing Obligations, Independence
                  Series B, between Great Independence Ship Co. and the Bank of
                  New York, dated as of March 28, 1996 (filed on May 15, 1996 as
                  Exhibit 4.(ii)(d)(13) to the Company's Form 10-Q dated March
                  31, 1996).

**4.(ii)(c)(14)   Form of 2005 Note, Guarantee and Trustee's Authentication
                  Certificate Specimen Note as it relates to the United States
                  Government Guaranteed Ship Financing Obligation, Independence
                  Series B (filed on May 15, 1996 as Exhibit 4.(ii)(d)(14) to the Company's Form 10-Q dated March 31, 1996).

**4.(ii)(c)(15)   Form of 2015 Bond, Guarantee and Trustee's Authentication
                  Certificate Specimen Bond as it relates to United States
                  Government Guaranteed Ship Financing Bond, Independence Series
                  B (filed on May 15, 1996 as Exhibit 4.(ii)(d)(15) to the
                  Company's Form 10-Q dated March 31, 1996).

**4.(ii)(c)(16)   Amendment No. 1 to Authorization Agreement between the United
                  States of America represented by the Secretary of Transportation and the Bank of New York as Indenture Trustee under the Trust Indenture between it and Great Independence
                  Ship Co. dated as of March 28, 1996 (filed on May 15, 1996 as
                  Exhibit 4.(ii)(d)(16) to the Company's Form 10-Q dated March
                  31, 1996).

**4.(ii)(c)(17)   Amendment No. 1 to Security Agreement relating to the United
                  States Government Guaranteed Ship Financing Obligation between
                  Great Independence Ship Co. and the United States of America dated as of March 28, 1996 (the "Security Agreement") (filed on May 15, 1996 as Exhibit 4.(ii)(d)(17) to the Company's Form
                  10-Q dated March 31, 1996).

**4.(ii)(c)(18)   Endorsement to $6,903,000 Promissory Note dated March 28, 1996 by and between Great Independence Ship Co. and the United
                  States of America (filed on May 15, 1996 as Exhibit
                  4.(ii)(d)(18) to the Company's Form 10-Q dated March 31,
                  1996).

**4.(ii)(c)(19)   Amendment No. 1 to Title XI Reserve Fund and Financial
                  Agreement between Great AQ Steamboat Co. and the United States of America effective as of January 1, 1996 (filed on August
                  14, 1996 as Exhibit 4.(ii)(d)(19) to the Company's Form 10-Q dated June 30, 1996).

   9.             Not applicable.

**10.(i)(a)(1)    Administrative Services Agreement by and between the Company and Equity Group Investments, Inc. (filed on March 2, 1993 as
                  Exhibit 10.(i)(A) to Amendment No. 3 to the Company's
                  Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(ii)(a)(1)   Preferential Assignment Agreement dated September 27, 1984, by and between the Board of Commissioners of the Port of New
                  Orleans and the Company, including Assignment thereof and Amendments thereto (filed on January 17, 1992 as Exhibit
                  10.(ii)(D)(2) to the Company's Registration Statement on Form
                  S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(ii)(a)(2)   Lease dated May 30, 1995 by and between Equity Office
                  Properties, Inc., as agent for beneficial owner, as Landlord, and Great Hawaiian Properties Corporation, d/b/a American
                  Hawaii Cruises, as Tenant (filed on April 1, 1996 as Exhibit
                  10.(ii)(D)(3) to the Company's Form 10-K dated December 31,
                  1995).

   10.(ii)(a)(3)  First Amendment dated March 12, 1997 by and between Equity
                  Office Properties, Inc., as agent for beneficial owner, as Landlord, and Great Hawaiian Properties Corporation, d/b/a American Hawaii Cruises, as Tenant.

  10.(ii)(a)(4)   Assignment and Assumption of Lease dated January 1, 1998
                  between Great Hawaiian Properties Corporation, d/b/a American
                  Hawaii Cruises, as Assignor, and American Classic Voyages Co., as Assignee.

  10.(ii)(a)(5)   Second Amendment dated August 10, 1998 by and between Equity
                  Office Properties, Inc., as agent for beneficial owner, as Landlord, and American Classic Voyages Co., as Tenant.

   10.(ii)(a)(6)  Lease dated October 16, 1998 by and between MFD Partners, as
                  Landlord, and American Hawaii Properties Corporation, as
                  Tenant.

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

**10.(iii)(a)(3)  American Classic Voyages Co. S. Cody Engle Stock Option
                  Agreement (filed on January 17, 1992 as Exhibit 10.(iii)(A)(6) to the Company's Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**10.(iii)(a)(4)  American Classic Voyages Co. Dividend Reinvestment and Common
                  Stock Purchase Plan (filed on June 22, 1994 as part of the Company's Registration Statement on Form S-3 (Registration No. 33-80614) and incorporated herein by reference).

**10.(iii)(a)(5)  American Classic Voyages Co. 1992 Stock Option Plan (filed on
                  January 14, 1998 as part of the Company's Registration Statement on Form S-8 (Registration No. 333-44225) and incorporated herein by reference).

  10.(iii)(a)(6)  American Classic Voyages Co. Deferred Compensation Plan.

 **10.(iv)(a)(1)  Asset Purchase and Sale Agreement dated as of November 11,
                  1998 by and among The Delta Queen Steamboat Co., and Richard
                  C. Breeden as bankruptcy trustee of bankruptcy estate of the Bennett Funding Group, Inc., Bennett Receivables Corporation, Bennett Receivables Corporation II, Bennett Management & Development Corporation, The Processing Center, Inc., Resort Service Company, Inc., American Marine International, Ltd. and Aloha Capital Corporation (filed as Exhibit 1 to the Company's Form 8-K dated February 22, 1999 and incorporated herein by reference).

 **10.(iv)(a)(2)  Master Shipbuilding Contract for Construction of Two Passenger
                  Vessels by and between Ingalls Shipbuilding, Inc. and Project America, Inc. for Hulls No. 7671 and 7672, dated March 9, 1999.

                  Exhibit A - Shipbuilding Contract for Construction of One Passenger Vessel by and between Ingalls Shipbuilding, Inc. and Project America, Inc. for Hull No. 7671, dated March 9, 1999 (a substantially identical Shipbuilding Contract has been entered into for hull no.7672, with a delivery date of January
                  2004). (filed as Exhibit 10 to the Company's Form 8-K dated March 26, 1999 and incorporated herein by reference).

  11.             Not applicable.

  12.             Not applicable.

  13.             Not applicable.

  16.             Not applicable.

  18.             Not applicable.

  21.             Subsidiaries of the Company.

  22.             Not applicable.

  23.             Consent of KPMG LLP

  24.             Not applicable.

  27.             Financial Data Schedule.

  28.             Not applicable.

  99.(i) Agreement by certain shareholders with the Company dated February 22, 1999 regarding amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company.

  99.(ii) American Classic Voyages Amended and Restated 1995 Employee Stock Purchase Plan financial statements as of and for the year ended December 31, 1998.




**Previously filed.