Form 10-Q
period 1999-03-31
AMERICAN CLASSIC VOYAGES CO
filed 1999-05-14
CIK 315136

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------


                                    FORM 10-Q



     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of May 10, 1999, there were 18,436,536 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                      INDEX



ITEM DESCRIPTION                                                                                            PAGE
----------------                                                                                            ----

Part I.       Financial Information:

             Item 1.       Condensed Consolidated Financial Statements (Unaudited)

                           Condensed  Consolidated  Balance  Sheets at March 31,  1999
                           and December 31, 1998.......................................................      3

                           Condensed  Consolidated  Statements of  Operations  for the
                           Three Months Ended March 31, 1999 and 1998..................................      4

                           Condensed  Consolidated  Statements  of Cash  Flows for the
                           Three Months Ended March 31, 1999 and 1998..................................      5

                           Notes to Condensed Consolidated Financial Statements........................      6


             Item 2.       Management's   Discussion   and   Analysis   of   Financial
                           Condition and Results of Operations.........................................      9


             Item 3.       Quantitative and Qualitative Disclosures About Market Risk .................     15

Part II.      Other Information:

             Item 1.       Legal Proceedings...........................................................     16

             Item 6.       Exhibits and Reports on Form 8-K............................................     16


                          AMERICAN CLASSIC VOYAGES CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except shares and par value)


                                                                            (Unaudited)      (Audited)
                                                                              March 31,     December 31,
                                                                                1999            1998
                                                                            ------------    ------------
ASSETS
Cash and cash equivalents................................................     $ 30,934        $ 27,004
Restricted short-term investments........................................           60              60
Accounts receivable......................................................        2,012           1,989
Prepaid expenses and other current assets................................       13,831           9,053
                                                                              --------        --------
     Total current assets................................................       46,837          38,106

Property and equipment, net..............................................      162,585         162,129
Deferred income taxes, net...............................................       12,689          10,011
Other assets.............................................................        4,194           2,546
                                                                              --------        --------
     Total assets........................................................     $226,305        $212,792
                                                                              ========        ========

LIABILITIES
Accounts payable.........................................................     $ 15,096        $ 13,493
Other accrued liabilities................................................       15,125          16,500
Current portion of long-term debt........................................        4,100           4,100
Unearned passenger revenues..............................................       56,057          39,297
                                                                              --------        --------
     Total current liabilities...........................................        90,37          73,390

Long-term debt, less current portion.....................................       76,176          77,388
                                                                              --------        --------
     Total liabilities...................................................     $166,554        $150,778
                                                                              ========        ========

COMMITMENTS AND CONTINGENCIES (NOTE 5 AND 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
   authorized, none issued and outstanding)..............................     $     --        $     --
Common stock, $.01 par value (40,000,000 and 20,000,000
    shares authorized, respectively; 14,457,036 and 14,293,931 shares
    issued, respectively)................................................          145             143
Additional paid-in capital...............................................       82,726          80,451
Accumulated deficit......................................................      (22,363)        (17,823)
Common stock in treasury, at cost (51,000 shares)........................         (757)           (757)
                                                                              --------        --------
     Total stockholders' equity..........................................       59,751          62,014
                                                                              --------        --------
     Total liabilities and stockholders' equity..........................     $226,305        $212,792
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

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                              ---------------------------

                                                                                 1999             1998
                                                                              ----------        ---------

Revenues.................................................................     $   40,566        $  40,668

Cost of  operations  (exclusive of  depreciation  expense shown
  below) ................................................................         28,768           29,459
                                                                              ----------        ---------

Gross profit.............................................................         11,798           11,209

Selling, general and administrative expenses.............................         13,935           13,096
Depreciation expense.....................................................          4,155            4,256
                                                                              ----------        ---------

Operating loss...........................................................         (6,292)          (6,143)

Interest income..........................................................            322              251
Interest expense.........................................................          1,570            1,670
Other income.............................................................             --              300
                                                                              ----------        ---------

Loss before income taxes.................................................         (7,540)          (7,262)

Income tax benefit.......................................................          3,000            2,900
                                                                              ----------        ---------

Net loss.................................................................     $   (4,540)       $  (4,362)
                                                                              ==========        =========

PER SHARE INFORMATION
Basic:
   Basic weighted average shares outstanding.............................         14,321           14,068
   Loss per share........................................................     $    (0.32)       $   (0.31)

Diluted:
   Diluted weighted average shares outstanding...........................         14,321           14,068
   Loss per share........................................................     $    (0.32)       $   (0.31)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                      ---------------------------
                                                                                          1999            1998
                                                                                      -----------      ----------
OPERATING ACTIVITIES:
   Net loss .......................................................................   $  (4,540)       $  (4,362)
       Depreciation expense........................................................       4,155            4,256
       Gain on sale of assets......................................................          --             (300)
       Changes in working capital and other:
           Working capital changes and other.......................................      (6,758)          (6,711)
           Unearned passenger revenues.............................................      16,760           12,079
                                                                                      ---------        ---------
       Net cash provided by operating activities...................................       9,617            4,962
                                                                                      ---------        ---------

INVESTING ACTIVITIES:
   Capital expenditures............................................................      (4,775)         ( 4,085)
   Proceeds from sale of assets....................................................          --              300
                                                                                      ---------        ---------
       Net cash used in investing activities.......................................      (4,775)          (3,785)
                                                                                      ---------        ---------

FINANCING ACTIVITIES:
   Repayment of borrowings.........................................................      (1,212)          (1,212)
   Issuance of common stock........................................................         880              754
   Deferred financing fees.........................................................        (580)              --
                                                                                      ---------        ---------
       Net cash used in financing activities.......................................        (912)            (458)
                                                                                      ---------        ---------

Increase in cash and cash equivalents..............................................       3,930              719
Cash and cash equivalents, beginning of period.....................................      27,004           19,187
                                                                                      ---------        ---------
Cash and cash equivalents, end of period...........................................   $  30,934        $  19,906
                                                                                      =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:

       Interest....................................................................   $  1,946         $   1,998
       Income taxes................................................................        100               --




The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1.   BASIS OF PRESENTATION

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Form 10-K and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

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

2.   EARNINGS PER SHARE

As the Company reported losses for the quarters ended March 31, 1999 and 1998, diluted earnings per share was computed in the same manner as basic earnings per share.

3.   DEBT

Long-term debt consisted of (in thousands):



                                                                                                March 31,       December 31,
                                                                                                  1999             1998
                                                                                             -------------      ------------
U.S.  Government  Guaranteed  Ship Financing  Note,  American Queen Series,  LIBOR +
    0.25% floating rate notes due semi-annually  beginning February 24, 1996 through
    August 24, 2005......................................................................      $ 15,597          $ 16,809
U.S. Government  Guaranteed Ship Financing Bond, American Queen Series,  7.68% fixed rate,  sinking fund bonds due semi-annually  beginning February 24, 2006 through
    June 2, 2020.........................................................................        36,198            36,198
U.S.  Government  Guaranteed  Ship Financing  Note,  Independence  Series A, LIBOR +
    0.27%  floating  rate notes due  semi-annually  beginning  June 7, 1996  through
    December 7, 2005.....................................................................         9,248             9,248
U.S. Government  Guaranteed Ship Financing Bond,  Independence Series A, 6.84% fixed rate  sinking  fund  bonds due  semi-annually  beginning  June 7,  2006  through
    December 7, 2015.....................................................................        13,215            13,215
U.S.  Government  Guaranteed  Ship Financing  Note,  Independence  Series B, LIBOR +
    0.27% floating rate notes due semi-annually  beginning  December 7, 1996 through
    December 7, 2005.....................................................................         2,478             2,478
U.S. Government  Guaranteed Ship Financing Bond,  Independence Series B, 7.46% fixed rate  sinking  fund  bonds due  semi-annually  beginning  June 7,  2006  through
    December 7, 2015.....................................................................         3,540             3,540

Revolving credit facility (maximum availability of $70 million) .........................            --                --
                                                                                               ========         =========
                                                                                                 80,276            81,488

Less current portion.....................................................................         4,100             4,100
                                                                                               --------         ---------
                                                                                               $ 76,176         $  77,388
                                                                                               ========         =========

In the first quarter of 1999, DQSC, as borrower, closed on a new long-term credit facility with The Chase Manhattan Bank, as agent, and several participant banks (the "Chase Facility"). The Chase Facility, which is a $70 million revolving credit facility maturing in February 2004, replaces the previous credit facility with Chase Manhattan. Borrowings under the new facility bear interest at a rate, at the option of the Company, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 1.50%, or (2) the London Interbank Offered Rate plus a margin ranging from 1.50% to 2.50%. The Company is also required to pay an unused commitment fee at a rate of 0.50% per annum.

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

As of March 31, 1999, the Company complied with all covenants under its various debt agreements.

4.   ACCUMULATED DEFICIT

Changes in accumulated deficit for the three months ended March 31, 1999 were (in thousands):


                     Accumulated deficit at December 31, 1998........................     $(17,823)
                     Net loss........................................................       (4,540)
                                                                                          --------
                     Accumulated deficit at March 31, 1999...........................     $(22,363)
                                                                                          ========

5.  CONSTRUCTION CONTRACT

On March 9, 1999, the Company executed definitive agreements with Ingalls Shipbuilding, Inc. to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each and are currently estimated to cost $440 million each, plus approximately $30 million each for furnishings, fixtures and equipment. The contract provides that Ingalls Shipbuilding will deliver the first new ship in January 2003 and the second ship in January 2004. In addition, the shipbuilding contract provides the Company an option to build up to four additional vessels. The estimated contract price of the first option vessel is $487 million and the contract price for the subsequent option vessels will be negotiated between the parties. Ingalls Shipbuilding will provide a limited warranty for the design, material and workmanship of each vessel for one year after delivery.

6.  SUBSEQUENT EVENTS

FINANCING GUARANTEES

On April 8, 1999, the Company received a commitment from the Maritime Administration for up to $1.1 billion in financing guarantees. The commitment amount represents 87.5% of the total cost of the initial two Hawaii vessels, including shipyard costs, capitalized interest, and fees.

COMMON STOCK OFFERING

On April 27, 1999 and May 4, 1999, the Company completed offerings of an additional 3,500,000 and 525,000 shares of common stock, respectively. The net proceeds to the Company, before offering expenses, were $64.3 million and will be used for construction of the initial Hawaii vessel.

CONSTRUCTION CONTRACT

The Company entered into a Construction Contract, as of May 1, 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct at least two coastal cruise vessels for its Delta Queen line. This contract is the culmination of the previously announced plans to build a series of up to five new vessels to provide cruises along U.S. coastal waterways. The price of the vessels will be $30 million each and will have a total project cost, including Company provided furnishings, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be early March, 2001 for the first vessel and mid-June, 2001 for the second vessel. In addition, the contract provides the Company an option to purchase a third vessel by notifying the shipyard by December 31, 1999. The contract price for the third vessel will be subject to negotiation between the parties. Atlantic Marine will provide a limited warranty for the work, parts and components fabricated by the yard for the 12 months following delivery of each vessel.

RIVERBOAT ACQUISITION

On April 29, 1999, the Company entered into a contract to acquire the Capitol Queen, a substantially complete riverboat built for the casino trade. The contract is subject to bankruptcy court approval at a hearing scheduled for May 25, 1999. The Company anticipates converting the 218 foot boat into an overnight passenger vessel with approximately 150 passenger berths for use as the fourth Delta Queen riverboat. The purchase price for the vessel is $3.2 million and the Company estimates that the total renovation, relocation, start-up and marketing costs will require an additional $12 to $15 million . The Company expects the conversion project will take between six and nine months and that the vessel will enter service in the spring of 2000. The current plans call for the vessel to be operated by Delta Queen in the Pacific Northwest, including the Columbia River system near Portland, Oregon. The Company also terminated its agreement to acquire the M/V Speculation, a riverboat it had previously entered into a contract to acquire for $8.0 million.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co. and Great Hawaiian Cruise Line, Inc. Through our various subsidiaries, we operate two cruise lines: Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the Independence steamship.

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

The following discusses the Company's consolidated results of operations and financial condition for the three month period ended March 31, 1999 versus the comparable period ended March 31, 1998. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months ended March 31, 1999 and 1998:


                                                                 FINANCIAL HIGHLIGHTS
                                                        (in thousands, except per share data)
                                                                For the Three Months
                                                                  Ended March 31,
                                                        -------------------------------------
                                                              1999                1998
                                                           ----------          ----------

Revenues............................................       $  40,566           $  40,668

Gross profit........................................          11,798              11,209

Operating loss .....................................          (6,292)             (6,143)

Net loss............................................          (4,540)             (4,362)

Diluted loss per share..............................       $   (0.32)          $   (0.31)




                                                                OPERATING STATISTICS

                                                                For the Three Months
                                                                  Ended March 31,
                                                          ------------------------------
                                                             1999                1998
                                                          ----------          ----------

Fare revenue per passenger night........................  $    209            $    210
Total revenue per passenger night.......................  $    309            $    307

Weighted average operating days (1):
     Delta Queen........................................        67                  73
     American Hawaii....................................        90                  90

Vessels capacity per day (berths) (2):
     Delta Queen........................................     1,026               1,026
     American Hawaii....................................       867                 867

Passenger nights (3)....................................   131,374             132,325
Physical occupancy percentage (berths) (4)..............        90%                 87%



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

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

Consolidated first quarter 1999 revenues decreased $0.1 million to $40.6 million from $40.7 million for the first quarter 1998. This represents a $0.3 million decrease in fare revenues combined with a $0.2 million increase in other revenues. Delta Queen's fare revenues decreased $1.2 million, reflecting a 9% decrease in capacity due to six fewer average operating days and a 3% decrease in occupancy, offset by a 4% increase in fare per diems. American Hawaii's fare revenues increased $0.9 million on an 8% increase in passenger nights while fare per diems decreased by 2%. The $0.2 million increase in other revenues was mainly due to the increase in passenger nights at American Hawaii. As a result, consolidated total revenues per passenger night increased to $309.

Consolidated cost of operations decreased $0.7 million to $28.8 million for the first quarter of 1999 from $29.5 million for the comparable period of 1998. Delta Queen's operating costs decreased $0.9 million primarily corresponding to the decrease in passenger nights. American Hawaii's operating costs increased $0.2 million as a result of increased passenger nights. Consolidated gross profit increased $0.6 million for the first quarter 1999 as compared to 1998.

Consolidated selling, general and administrative expenses increased $0.8 million to $13.9 million for the first quarter of 1999 from $13.1 million for the same period in 1998. The increase was partially due to an increase of $0.4 million over 1998 in capacity expansion expenses at both cruise lines.
Depreciation expense for the first quarter of 1999 was consistent with 1998.

The consolidated operating loss for the first quarter of 1999 was $6.3 million as compared to $6.1 million for the comparable period of 1998.

Interest expense decreased slightly due to a lower outstanding debt balance in the first quarter of 1999. In February 1998, we received $0.3 million of final proceeds from the buyer of the Maison Dupuy hotel which we sold in October 1996. Our consolidated effective tax rate was 40% for both periods in 1999 and 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the three months ended March 31, 1999, cash provided by operations was $9.6 million compared to $5.0 million in 1998. The improvement reflected a greater seasonal increase in unearned passenger revenues, which increased $16.8 million in 1999, as compared to an increase of $12.1 million in 1998. The increase in unearned passenger revenues was greater in 1999 than in 1998 due to (1) an improvement in American Hawaii's bookings and (2) deposits received in 1999 for charter cruises at Delta Queen and for millennium charter cruises for both cruise lines.

Investing Activities

For the three months ended March 31, 1999, we made expenditures of $4.8 million on capital projects, of which $2.6 million related to our existing vessels. On January 21, 1999, the Mississippi Queen completed a 39-day lay-up. The American Queen also completed a 15-day lay-up on February 10, 1999. The Delta Queen completed a 54-day lay-up on February 27, 1999. The lay-ups for the three vessels, including repairs and maintenance, cost approximately $5.5 million and were funded from working capital. Other significant capital expenditures included $2.2 million related to design fees and costs associated with new shipbuilding programs at American Hawaii and Delta Queen, as discussed below.

Financing Activities

For the three months ended March 31, 1999, we made scheduled principal payments of $1.2 million under the American Queen ship financing notes and received $0.9 million from the issuance of our common stock, principally from stock options exercised by our current and former employees. We also paid $0.6 million for financing efforts related to our new credit facility, as discussed below.

Capital Expenditures and Debt

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

We will finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. In April 1999, we received financing guarantees for debt up to 87.5% of the cost of the vessels. The guaranteed debt will be accessed during the construction period, with interest payments during that period capitalized as part of the cost of construction. In the current market, this type of debt generally bears interest at a rate of 100 to 150 basis points over the comparable U.S. government obligations and can have a term of up to 25 years from the date of delivery of the vessel. The loans generally amortize on a straight line basis over the term of the loan commencing after the delivery date. Fees associated with obtaining the financing guarantees included a one-time investigation fee of approximately $1.4 million, which we paid to the Maritime Administration in April 1999. In addition, the Maritime Administration imposes an annual guarantee fee of not less than 1/4 of 1% and not more than 1% of the indebtedness, reduced by any required escrow, based upon the obligor's ratio of long-term debt to stockholders' equity. The present value of the annual guarantee fees is payable at the closing of the Maritime Administration guaranteed financing and will be capitalized as part of the vessel cost.

On April 27, 1999 and May 4, 1999, we completed offerings of an additional 3,500,000 and 525,000 shares of common stock, respectively. The net proceeds to us, before offering expenses, were $64.3 million and will be used for construction of the initial Hawaii vessel.

In 1999, we expect to spend between $70 million and $90 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

In April 1998, we announced plans to expand capacity at Delta Queen. For the Delta Queen fleet, we intend to build up to five new small coastal ships over the next seven to 10 years. We entered into a construction contract, as of May 1, 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct at least two coastal cruise vessels for our Delta Queen line. The price of the vessels will be $30 million each and will have a total project cost, including furnishing, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be early March, 2001 for the first vessel and mid-June, 2001 for the second vessel. In addition, the contract provides us with an option to purchase a third vessel by notifying the shipyard by December 31, 1999. The contract price for the third vessel will be subject to negotiation between the parties. Atlantic Marine will provide a limited warranty for the work, parts and components fabricated by the yard for the 12 months following delivery of each vessel.

On April 29, 1999, we entered into a contract to acquire the Capitol Queen, a substantially complete riverboat built for the casino trade. The contract is subject to bankruptcy court approval at a hearing scheduled for May 25, 1999. We anticipate converting the 218 foot boat into an overnight passenger vessel with approximately 150 passenger berths for use as the fourth Delta Queen riverboat. The purchase price for the vessel is $3.2 million and we estimate that the total renovation, relocation, start-up and marketing costs will require an additional $12 to $15 million. We expect the conversion project will take between six and nine months and that the vessel will enter service in the spring of 2000. The current plans call for the vessel to be operated by Delta Queen in the Pacific Northwest, including the Columbia River system near Portland, Oregon. We also terminated our agreement to acquire the M/V Speculation, a riverboat we had previously entered into a contract to acquire for $8.0 million.

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

In 1999, we expect to spend between $10 million and $15 million on building the new coastal cruise vessels, which also includes anticipated payments to Atlantic Marine, Inc. We estimate that costs to be incurred in 1999 to acquire and outfit the fourth riverboat will be $11 to $14 million.

As of March 31, 1999, we complied with all covenants under our various debt agreements.

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

In June 1997, our board of directors approved a stock repurchase plan. The plan authorizes us to repurchase up to one million shares of our stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of March 31, 1999, we had repurchased 51,000 shares at an average purchase price of $14.84 per share under the plan. We currently have no intention to repurchase any additional shares of common stock.

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

For information technology systems, inventories and risk assessments have been substantially completed for all our shoreside software applications, hardware and operating systems. Most of our reservations systems functions have been tested and were found to be compliant. The remaining functions will be tested and remediated, if necessary, by mid-1999. We have also determined that our shoreside phone system and onboard financial systems on the Delta Queen vessels are Year 2000 compliant. The Independence's onboard financial system and our shoreside accounting system, however, are not Year 2000 compliant. We will utilize both internal and external resources to continue testing, reprogramming and replacing our information technology systems that require Year 2000 modifications. We anticipate completing the system improvements and the Year 2000 project no later than September 30, 1999. This is prior to any anticipated impact on our operating systems. We anticipate that these modifications and improvements will enable our information systems to function properly with respect to dates in the Year 2000 and thereafter.

Inventories and risk assessments have been substantially completed for all non-information technology systems. No Year 2000 issues with respect to navigation and propulsion systems are believed to exist on our vessels. Certain galley and air conditioning equipment on the American Queen is not Year 2000 compliant. The process of testing, remediation and implementation is expected to be completed by September 30, 1999.

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

Our major suppliers and travel partners consist of our transportation vendors, our primary external airline ticketing vendors, and our primary credit card processing software vendors. Our primary external airline ticketing vendor has certified that its systems are Year 2000 complaint. Our primary credit card processing software vendors have also certified that their systems are Year 2000 complaint. We have not received written assurance from our transportation vendors indicating that they will be Year 2000 complaint before the end of 1999. Because we have no contingency plan to transport our customers long distance to and from our embarkation and disembarkation points, failure by our transportation vendors to provide transportation services could have a material adverse effect on our operations and our financial condition.

Some risks of the Year 2000 issue are beyond our control and our other travel partners and suppliers. For example, no preparations or contingency plan will protect us from a downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with Year 2000 issues.

Costs

We have estimated our total costs for system improvements and the Year 2000 project to be approximately $1.0 million. These efforts are being funded from working capital. Of the total project cost, approximately $0.5 million is attributable to the implementation of a new accounting system. This amount includes new software, new hardware, and consulting fees, all of which will be capitalized. Another $0.3 million of capital outlays is attributable to the upgrading of the Independence's onboard financial system and to the replacement of imbedded chip systems in several of our vessels. The remaining $0.2 million is expected to be expensed as incurred and is not expected to have a material impact on the results of operations. The Year 2000 project represents less than 10% of our information systems budget. To date, we have incurred and expensed approximately $125,000 related to our systems improvements and the Year 2000 project. These costs do not include costs incurred by us as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions. Such factors include, among others, the following: construction delays and deviations from specifications for the new vessels may adversely affect expansion plans and future financial performance; limited remedies against shipyards in the event of shipbuilding delays which would delay the introduction of new vessels; failure to obtain significant amounts of capital to build, purchase and renovate vessels, may adversely affect our expansion plans and future operating results; increased leverage may adversely affect our financial performance and cash flow; inability to locate and introduce a foreign-built vessel in Hawaii would delay our growth in Hawaii; inability to manage our financial resources during our expansion may adversely affect our financial performance; if demand for our new cruise products fails to develop as expected or competition increases, our business may be adversely affected; increased capacity in Hawaii may reduce occupancy at the Independence, adversely affecting revenues; increased expenditures for the Independence may adversely impact our operating results; loss of exclusive rights of the Pilot Project Statute may adversely affect our revenue growth in Hawaii; modification of existing governmental regulations may adversely affect our business; increased competition in the Hawaii cruise market and from other vacation alternatives may adversely impact our financial performance; sensitivity of the vacation and leisure industry to general economic and business conditions; failure to complete drydocking on schedule or within budget may adversely affect our revenues; weather factors can adversely affect our operations and our financial performance; the loss of vessels from service would adversely impact our business; our controlling stockholder may take actions that adversely affect our business; sales of our controlling stockholder's shares could have an adverse effect on our ability to raise capital; and our controlling stockholder may have conflicts of interest with competing interests.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to us, see Part I Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There have been no significant developments with respect to exposure to market risk.

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

              a)    Exhibits:

                  10.(iv)(a)(3)     Construction Contract for Coastal Queen Class Vessel dated May 1, 1999 by and between Coastal Queen Holdings, L.L.C. and Atlantic Marine, Inc.*

                                    Appendix One - Coastal Queen Milestone Payments
                                    Appendix Two - Affidavit for Exemption of Boat Sold for Removal from the
                                    State of Florida by a Nonresident Purchaser
                                    Appendix Three - Maker's List

                  10.(iv)(a)(4)     Guaranty dated May 1, 1999 made by The Delta Queen Steamboat Co. in favor of Atlantic Marine Inc.

                  10.(iv)(a)(5)     Asset Purchase and Sale Agreement dated April 28, 1999 by and between
                                    Capitol Queen & Casino, Inc., as Seller, and The Delta Queen Steamboat Co.,
                                    as Purchaser.

                                    Exhibit A - Escrow Agreement
                                    Exhibit B - Vessel Inventory
                                    Exhibit C - Order Approving Sale of Personal Property Free and Clear of Liens,
                                    Claims and Encumbrances

                  27.               Financial data schedule.



              b)    Reports on Form 8-K:

                    Form 8-K dated February 22, 1999 announcing the following:

                        1. Status of contract negotiations with Ingalls Shipbuilding, Inc.
                        2. Agreement to acquire a recently completed vessel and outfit as a riverboat.
                        3.  Filing of a Registration Statement on Form S-3.
                        4.  Increase in authorized capital stock.

                    Form 8-K dated March 26, 1999 announcing signing of a contract with Ingalls Shipbuilding, Inc.

                    *Certain portions of this exhibit filed herewith have been omitted pursuant to an application for an order of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This non-public information has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN CLASSIC VOYAGES CO.




                             By:    /s/ Philip C. Calian
                                    --------------------------------------------
                                    Philip C. Calian
                                    Chief Executive Officer



                             By:    /s/ Randall L. Talcott
                                    --------------------------------------------
                                    Randall L. Talcott
                                    Vice President-Finance and Treasurer
                                    (Principal Financial and Accounting Officer)




Dated:  May 14, 1999
      -------------------------