Form 10-Q
period 1999-06-30
AMERICAN CLASSIC VOYAGES CO
filed 1999-08-13
CIK 315136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------


                                    FORM 10-Q



       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of August 10, 1999, there were 18,451,093 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                      INDEX


ITEM DESCRIPTION                                                                          PAGE
----------------                                                                          ----
Part I.   Financial Information:

          Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets at June 30, 1999
                    and December 31, 1998...............................................    3

                    Condensed Consolidated Statements of Operations for the
                    Three Months and Six Months Ended June 30, 1999 and
                    1998................................................................    4

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1999 and 1998.............................    5

                    Notes to Condensed Consolidated Financial Statements................    6


          Item 2.   Management's  Discussion and Analysis of Financial
                    Condition and Results of Operations.................................   10


          Item 3.   Quantitative and Qualitative Disclosures About Market Risk .........   16


Part II.  Other Information:

          Item 1.   Legal Proceedings...................................................   17

          Item 4.   Submission of Matters to a Vote of Security Holders.................   17

          Item 6.   Exhibits and Reports on Form 8-K....................................   17

                          AMERICAN CLASSIC VOYAGES CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except shares and par value)
                                  (Unaudited)

                                                                                    June 30,              December 31,
                                                                                      1999                    1998
                                                                                   -----------            -----------
ASSETS
Cash and cash equivalents................................................          $    94,818              $  27,004
Restricted short-term investments........................................                   60                     60
Accounts receivable......................................................                1,992                  1,989
Prepaid expenses and other current assets................................               13,693                  9,053
                                                                                   -----------              ---------
     Total current assets................................................              110,563                 38,106

Property and equipment, net..............................................              168,687                162,129
Deferred income taxes, net...............................................               11,434                 10,011
Other assets.............................................................                4,485                  2,546
                                                                                   -----------              ---------
     Total assets........................................................          $   295,169              $ 212,792
                                                                                   ===========              =========

LIABILITIES
Accounts payable.........................................................          $    13,491              $  13,493
Other accrued liabilities................................................               15,900                 16,500
Current portion of long-term debt........................................                4,100                  4,100
Unearned passenger revenues..............................................               61,271                 39,297
                                                                                   -----------              ---------
     Total current liabilities...........................................               94,762                 73,390

Long-term debt, less current portion.....................................               75,338                 77,388
                                                                                   -----------              ---------
     Total liabilities...................................................          $   170,100              $ 150,778
                                                                                   ===========              =========

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
   authorized, none issued and outstanding)..............................          $        --              $      --
Common stock, $.01 par value (40,000,000 and 20,000,000
    shares authorized, respectively; 18,482,197 and 14,293,931 shares
    issued, respectively)................................................                  186                    143
Additional paid-in capital...............................................              147,091                 80,451
Accumulated deficit......................................................              (20,054)               (17,823)
Common stock in treasury, at cost (51,000 shares)........................                 (757)                  (757)
Unearned restricted stock................................................               (1,397)                    --
                                                                                   -----------              ---------
     Total stockholders' equity..........................................              125,069                 62,014
                                                                                   -----------              ---------
     Total liabilities and stockholders' equity..........................          $   295,169              $ 212,792
                                                                                   ===========              =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                  For the Three Months               For the Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                              ----------------------------      ----------------------------
                                                                 1999             1998             1999             1998
                                                              -----------     ------------      -----------     ------------
Revenues...............................................         $55,200         $ 53,535          $ 95,766         $ 94,203

Cost of operations (exclusive of depreciation expense
   shown below).........................................         33,694           32,973            62,462           62,432
                                                                -------         --------          --------         --------
Gross profit............................................         21,506           20,562            33,304           31,771

Selling, general and administrative expenses............         12,886           12,292            26,821           25,388
Depreciation expense....................................          4,187            4,233             8,342            8,489
                                                                -------         --------          --------         --------

Operating income (loss).................................          4,433            4,037            (1,859)          (2,106)

Interest income.........................................            889              263             1,211              514
Interest expense........................................          1,500            1,686             3,070            3,356
Other income............................................             --               --                --              300
                                                                -------         --------          --------         --------
Income (loss) before income taxes.......................          3,822            2,614            (3,718)          (4,648)

Income tax (expense) benefit............................         (1,513)          (1,040)            1,487            1,860
                                                                -------         --------          --------         --------

Net income (loss).......................................        $ 2,309         $  1,574          $ (2,231)        $ (2,788)
                                                                =======         ========          ========         ========

Per Share Information
Basic:
     Basic weighted average shares outstanding..........         17,209           14,120            15,773           14,094
     Earnings (loss) per share..........................        $  0.13         $   0.11          $  (0.14)        $  (0.20)

Diluted:
     Diluted weighted average shares outstanding........         17,891           14,897            15,773           14,094
     Earnings (loss) per share..........................        $  0.13         $   0.11          $  (0.14)        $  (0.20)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                        ------------------------------------
                                                                                             1999                  1998
                                                                                        --------------        --------------
OPERATING ACTIVITIES:
   Net loss........................................................................      $  (2,231)             $  (2,788)

       Depreciation expense........................................................          8,342                  8,489
       Gain on sale of assets......................................................             --                   (300)
       Changes in working capital and other:
           Working capital changes and other.......................................         (5,825)                (7,834)
           Unearned passenger revenues.............................................         21,974                  9,598
                                                                                         ---------              ---------
       Net cash provided by operating activities...................................         22,260                  7,165
                                                                                         ---------              ---------

INVESTING ACTIVITIES:
   Decrease in restricted short-term investments...................................             --                    265
   Capital expenditures............................................................        (15,060)                (4,801)
   Proceeds from sale of assets....................................................             --                    300
                                                                                         ---------              ---------
       Net cash used in investing activities.......................................        (15,060)                (4,236)
                                                                                         ---------              ---------

FINANCING ACTIVITIES:
   Proceeds from borrowings........................................................          2,000                     --
   Repayment of borrowings.........................................................         (4,050)                (2,050)
   Purchase of common stock........................................................             --                   (298)
   Proceeds from issuance of common stock, net.....................................         64,798                  1,204
   Deferred financing fees.........................................................         (2,134)                    --
                                                                                         ---------              ---------
       Net cash provided by (used in) financing activities.........................         60,614                 (1,144)
                                                                                         ---------              ---------

Increase in cash and cash equivalents..............................................         67,814                  1,785
Cash and cash equivalents, beginning of period.....................................         27,004                 19,187
                                                                                         ---------              ---------
Cash and cash equivalents, end of period...........................................      $  94,818              $  20,972
                                                                                         =========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest (net of capitalized interest)......................................      $   2,863              $   3,034
       Income taxes................................................................            100                     --




The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

1.   BASIS OF PRESENTATION

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC") and Great Hawaiian Cruise Line, Inc. ("GHCL") (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight changes to the notes included in the Form 10-K and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

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

2.   EARNINGS PER SHARE

Earnings per share have been computed as follows (in thousands, except per share data):

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                    ----------------------------------
                                                                        1999                  1998
                                                                    ------------           -----------
Basic:
   Net income...................................................    $      2,309           $     1,574
   Weighted average shares outstanding..........................          17,209                14,120
                                                                    ------------           -----------
   Earnings per share ..........................................    $       0.13           $      0.11
                                                                    ============           ===========

Diluted:
   Net income...................................................    $      2,309           $     1,574
   Weighted average shares outstanding..........................          17,209                14,120
   Additional shares issuable under various stock plans.........             682                   777
                                                                    ------------           -----------
   Diluted weighted average shares outstanding..................          17,891                14,897
                                                                    ------------           -----------
   Earnings per share ..........................................    $       0.13           $      0.11
                                                                    ============           ===========

As the Company reported losses for the six months ended June 30, 1999 and 1998, diluted earnings per share was computed in the same manner as basic earnings per share.

3.   DEBT

Long-term debt consisted of (in thousands):

                                                                                                 June 30,       December 31,
                                                                                                   1999              1998
                                                                                              --------------    --------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series, LIBOR +
    0.25% floating rate notes due semi-annually beginning February 24, 1996 through
    August 24, 2005......................................................................        $  15,597         $  16,809
U.S. Government Guaranteed Ship Financing Bond, American Queen Series, 7.68% fixed rate, sinking fund bonds due semi-annually beginning February 24, 2006 through
    June 2, 2020.........................................................................           36,198            36,198
U.S. Government Guaranteed Ship Financing Note, Independence Series A, LIBOR +
    0.27% floating rate notes due semi-annually beginning June 7, 1996  through
    December 7, 2015.....................................................................            8,410             9,248
U.S. Government Guaranteed Ship Financing Bond, Independence Series A, 6.84% fixed rate sinking fund bonds due semi-annually beginning June 7, 2006 through
    December 7, 2015.....................................................................           13,215            13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B, LIBOR +
    0.27% floating rate notes due semi-annually beginning December 7, 1996 through
    December 7, 2005.....................................................................            2,478             2,478
U.S. Government Guaranteed Ship Financing Bond, Independence Series B, 7.46% fixed rate sinking fund bonds due semi-annually beginning June 7, 2006 through
    December 7, 2015.....................................................................            3,540             3,540
Revolving credit facility (maximum availability of $70 million) .........................               --                --
                                                                                                 ---------         ---------
                                                                                                    79,438            81,488

Less current portion.....................................................................            4,100             4,100
                                                                                                 ---------         ---------
                                                                                                 $  75,338         $  77,388
                                                                                                 =========         =========

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

The Chase Facility will be used for the conversion of the fourth Delta Queen riverboat, the construction of the first two coastal vessels, and Delta Queen working capital. The new facility is secured by all of the assets of DQSC except the American Queen, and has various limitations and restrictions on investments, additional indebtedness, the construction costs of the new vessels, and other capital expenditures. The Chase Facility also limits dividends by DQSC, when aggregated with investments and certain other payments, to amounts ranging from $5 million to $15 million per annum. DQSC is required to comply with certain financial covenants, including maintenance of minimum interest coverage ratios and maximum leverage ratios.

On April 8, 1999, the Company received a commitment from the Maritime Administration for up to $1.1 billion in financing guarantees. The commitment amount represents 87.5% of the total cost of the initial two Hawaii vessels, including shipyard costs, capitalized interest, and fees.

As of June 30, 1999, the Company complied with all covenants under its various debt agreements.

4.   STOCKHOLDERS' EQUITY

COMMON STOCK OFFERING

On April 27, 1999 and May 4, 1999, the Company completed public offerings of an additional 3,500,000 and 525,000 shares of common stock, respectively. The net proceeds to the Company, after offering expenses, were $63.5 million and are being used for construction of the initial Hawaii vessel.

ACCUMULATED DEFICIT

Changes in accumulated deficit for the six months ended June 30, 1999 were (in thousands):

            Accumulated deficit at December 31, 1998...............    $(17,823)
            Net loss...............................................      (2,231)
                                                                       --------
            Accumulated deficit at June 30, 1999...................    $(20,054)
                                                                       ========

RESTRICTED STOCK

In February 1999, the Company issued 72,122 shares of restricted common stock as compensation for a certain key salaried employee. Issuance and sale of these shares is restricted prior to the employee's retirement from the Company. Unearned compensation was recorded at the date of the restricted stock award based on the market value of shares. Unearned compensation, which is shown as a separate component of stockholders' equity, will be amortized to expense over a four year vesting period, beginning in July, 1999.

5.  COMMITMENTS AND CONTINGENCIES

HAWAII VESSELS

On March 9, 1999, the Company executed definitive agreements with Ingalls Shipbuilding, Inc. to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each and are currently estimated to cost $440 million each, plus approximately $30 million each for furnishings, fixtures and equipment. The contract provides that Ingalls Shipbuilding will deliver the first new ship in January 2003 and the second ship in January 2004. In addition, the shipbuilding contract provides the Company an option to build up to four additional vessels. The estimated contract price of the first option vessel is $487 million and the contract price for the subsequent option vessels will be negotiated between the parties. Ingalls Shipbuilding will provide a limited warranty for the design, material, and workmanship of each vessel for one year after delivery.

COASTAL VESSELS

The Company entered into a construction contract, as of May 1, 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct at least two coastal cruise vessels for its Delta Queen line. This contract is the culmination of the previously announced plans to build a series of up to five new vessels to provide cruises along U.S. coastal waterways. Under the construction contract, the contract price of the vessels will be $30 million each and will have a total project cost, including Company provided furnishings, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be early March, 2001 for the first vessel and mid-June, 2001 for the second vessel. In addition, the contract provides the Company an option to purchase a third vessel by notifying the shipyard by December 31, 1999. The contract price for the third vessel will be subject to negotiation between the parties. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery.

RIVERBOAT ACQUISITION

On May 25, 1999, the Company finalized a contract to acquire a substantially complete riverboat originally built for the casino trade. The Company is converting the 218 foot boat into an overnight passenger vessel with approximately 161 passenger berths for use as the fourth Delta Queen riverboat. The purchase price for the vessel was $3.2 million and the Company estimates that the total renovation, relocation, start-up and marketing costs will require an additional $13 to $15 million. The Company expects the conversion project will take between six and nine months and that the vessel will enter service in April, 2000 as the Columbia Queen. The vessel will be operated by Delta Queen in the Pacific Northwest on the Columbia River system near Portland, Oregon. The Company also terminated its agreement to acquire the M/V Speculation, a riverboat it had previously planned to acquire for $8.0 million.

6.  SUBSEQUENT EVENT

On August 5, 1999, the Company entered into an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The agreement is subject to the satisfaction of various conditions, including the Company's due diligence examination of the cruise ship. The 1,214-passenger cruise ship is expected to be transferred to the Company in fall of 2000 and operated in the Hawaiian Islands as a U.S.-flag vessel.

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

Additional revenue is also derived from the sale of airplane tickets to and from points of embarkation or disembarkation. Our cost for air tickets typically matches the revenue we generate from sales of airline tickets, so we recognize minimal profits from such sales. Our cost of operations is comprised of:

(1) passenger expenses, such as employee payroll and benefits and the cost of food and beverages,

(2) vessel operating costs including lay-up and drydocking costs for our vessels,

(3)     insurance costs,

(4)     commissions paid to travel agents, and

(5)     air ticket and hotel costs.

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize revenue when the passengers take their cruises and make a corresponding reduction in our unearned passenger revenues. Our revenues and some of our expenses vary considerably when measured on a quarterly basis. This is due to the seasonality of our Delta Queen revenues, the timing of our Delta Queen and American Hawaii layups and drydockings, and fluctuations in airfares. These variations are reflected in our fare revenues per passenger night, which are commonly referred to as fare per diems, and our occupancy rates.

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

The following discusses the Company's consolidated results of operations and financial condition for the three months and six months ended June 30, 1999 and 1998. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Operations data expressed as a percentage of total revenue for the periods indicated is as follows:


                                                   Three Months                           Six Months
                                                  Ended June 30,                        Ended June 30,
                                          --------------------------------    -----------------------------------
                                             1999                1998            1999                   1998
                                          ------------       -------------    ------------         --------------
Revenues                                      100%                100%            100%                   100%
Costs and Expenses:
     Operating expenses..................      61                  62              65                     66
     Selling and administrative..........      23                  23              28                     27
     Depreciation........................       8                   8               9                      9
Operating income (loss)..................       8                   8              (2)                    (2)
Net income (loss)........................       4                   3              (2)                    (3)

Selected operating statistics for the periods indicated are as follows:

                                                          Three Months                              Six Months
                                                         Ended June 30,                           Ended June 30,
                                                 --------------------------------          ------------------------------
                                                    1999                 1998                 1999                1998
                                                 -----------          -----------          -----------         ----------
Fare revenue per passenger night...........       $   236              $   231               $   224            $   222
Total revenue per passenger night..........       $   328              $   322               $   320            $   315


Weighted average operating days (1):
     DELTA QUEEN...........................            91                   91                   158                164
     AMERICAN HAWAII.......................            91                   91                   181                181


Vessels capacity per day (berths) (2):
     DELTA QUEEN...........................         1,026                1,026                 1,026              1,026
     AMERICAN HAWAII.......................           867                  867                   867                867


Passenger nights (3).......................       168,281              166,497               299,655            298,822
Physical occupancy percentage (berths) (4).            98%                  97%                   94%                92%


-----------------------

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

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

Consolidated second quarter 1999 revenues increased $1.7 million to $55.2 million from $53.5 million for the second quarter 1998. This represents a $1.2 million increase in fare revenues combined with a $0.5 million increase in other revenues. Delta Queen's fare revenues increased $0.7 million, reflecting a 5% increase in fare per diems offset by a 1% decrease in occupancy. American Hawaii's fare revenues increased $0.5 million on a 4% increase in passenger nights while fare per diems were consistent with the prior year. The $0.5 million increase in other revenues was mainly due to the increase in passenger nights at American Hawaii which resulted in higher onboard revenues. As a result, consolidated total revenues per passenger night increased to $328.

Consolidated cost of operations increased $0.7 million to $33.7 million for the second quarter of 1999 from $33.0 million for the comparable period of 1998. Delta Queen's operating costs increased $0.2 million due to an increase in vessel expenses. American Hawaii's operating costs increased $0.5 million as a result of increased passenger nights. Consolidated gross profit increased $0.9 million for the second quarter 1999 as compared to 1998.

Consolidated selling, general and administrative expenses, before capacity expansion expenses, increased $0.9 million to $12.5 million for the second quarter of 1999 from $11.6 million for the same period in 1998. The increase was a result of higher selling and marketing expenses, which increased by $0.7 million from the prior year. Capacity expansion expenses, however, decreased $0.3 million to $0.4 million from $0.7 million. Depreciation expense for the second quarter of 1999 was consistent with 1998.

The consolidated operating income for the second quarter of 1999 was $4.4 million as compared to $4.0 million for the comparable period of 1998.

Interest expense decreased slightly due to a lower outstanding debt balance in the second quarter of 1999. Interest income increased by $0.6 million in the second quarter of 1999 as a result of proceeds received by us upon the sale of additional common stock in late April and early May. Our consolidated effective tax rate was 40% for both periods in 1999 and 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Consolidated first half 1999 revenues increased $1.6 million to $95.8 million from $94.2 million for the first half of 1998 representing a $0.9 million increase in fare revenues combined with a $0.7 million increase in other revenues. Delta Queen's fare revenues decreased $0.4 million, reflecting a 4% decrease in capacity due to six fewer average operating days and a 2% decrease in occupancy, offset by a 5% increase in fare per diems. American Hawaii's fare revenues increased $1.3 million on a 6% increase in passenger nights while fare per diems decreased by 1.0%. The $0.7 million increase in other revenues was mainly due to the increase in passenger nights at American Hawaii resulting in higher onboard revenues. As a result, consolidated total revenues per passenger night increased to $320.

Consolidated cost of operations for the first half of 1999 was consistent with the comparable period of 1998. Delta Queen's operating costs decreased by $0.7 million primarily corresponding to the decrease in passenger nights. American Hawaii's operating costs increased $0.7 million as a result of increased passenger nights. Consolidated gross profit increased $1.5 million for the first half of 1999.

Consolidated selling, general and administrative expenses increased by $1.4 million to $26.8 million for the first half of 1999 from $25.4 million for the same period in 1998. The increase was primarily due to a $0.7 million increase in marketing and selling expenses. Capacity expansion expenses for both periods was $1.1 million. Depreciation expense for the first half of 1999 was consistent with 1998.

The consolidated operating loss for the first half of 1999 was $1.8 million as compared to a operating loss of $2.1 million for the first half of 1998.

Interest expense decreased slightly due to a lower outstanding debt balance in the first half of 1999. Interest income increased $0.7 million in the first half of 1999 as a result of proceeds received by us upon the sale of additional common stock in late April and early May. In February 1998, we received $0.3 million of final proceeds from the buyer of the Maison Dupuy hotel which we sold in October 1996. Our consolidated effective tax rate was 40% for both periods in 1999 and 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the six months ended June 30, 1999, cash provided by operations was $22.3 million compared to $7.2 million in 1998. The improvement reflected a greater seasonal increase in unearned passenger revenues, which increased $22.0 million in 1999, as compared to an increase of $9.6 million in 1998. The increase in unearned passenger revenues was greater in 1999 than in 1998 due to (1) an improvement in American Hawaii's bookings and (2) deposits received in 1999 for charter cruises at Delta Queen, including millennium charter cruises.

Investing Activities

For the six months ended June 30, 1999, we made expenditures of $15.0 million on capital projects, of which $3.6 million related to our existing vessels. On January 21, 1999, the Mississippi Queen completed a 39-day lay-up. The American Queen also completed a 15-day lay-up on February 10, 1999. The Delta Queen completed a 54-day lay-up on February 27, 1999. The lay-ups for the three vessels, including repairs and maintenance, cost approximately $5.5 million and were funded from working capital. Other significant capital expenditures included $11.4 million related to shipyard payments, design fees and other costs associated with new shipbuilding programs at American Hawaii and Delta Queen, as discussed below.

Financing Activities

For the six months ended June 30, 1999, we made scheduled principal payments of $2.1 million under the American Queen and Independence ship financing notes and borrowed and repaid $2.0 million under our credit facility. On April 27, 1999 and May 4, 1999, the Company completed public offerings of an additional 3,500,000 and 525,000 shares of common stock, respectively. The net proceeds to the Company, after offering expenses, were $63.5 million and are being used for construction of the initial Hawaii vessel. We also paid $2.1 million for financing efforts related to our new credit facility and Maritime Administration financing, as discussed below.

Capital Expenditures and Debt

For the Hawaii cruise market, we are constructing two new cruise ships over the next five years and plan to introduce an existing foreign-built cruise ship in the Hawaii market prior to delivery of the new vessels. On March 9, 1999, we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passengers berths, with options to build up to four additional vessels. The estimated construction cost of the two initial ships, inclusive of shipyard contract price, furniture, fixtures, and owner-furnished equipment, will be approximately $470 million each. The agreement provides that the first ship will be delivered in January 2003 and the second ship in January 2004.

We will finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. In April 1999, we received financing guarantees for debt up to 87.5% of the cost of the vessels. The guaranteed debt will be accessed during the construction period, with net interest payments during that period capitalized as part of the cost of construction. In the current market, this type of debt generally bears interest at a rate of 100 to 150 basis points over the comparable U.S. government obligations and can have a term of up to 25 years from the date of delivery of the vessel. The loans generally amortize on a straight line basis over the term of the loan commencing after the delivery date. Fees associated with obtaining the financing guarantees included a one-time investigation fee of approximately $1.4 million, which we paid to the Maritime Administration in April 1999. In addition, the Maritime Administration imposes an annual guarantee fee of not less than 1/4 of 1% and not more than 1% of the indebtedness, reduced by any required escrow, based upon the obligor's ratio of long-term debt to stockholders' equity. The present value of the annual guarantee fees is payable at the closing of the Maritime Administration guaranteed financing and will be capitalized as part of the vessel cost.

Over the next twelve months, we expect to spend approximately $90 million to $95 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

On August 5, 1999, we entered into an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The agreement is subject to the satisfaction of various conditions, including our due diligence examination of the cruise ship. The 1,214-passenger cruise ship is expected to be transferred to us in fall of 2000 and operated in the Hawaiian Islands as a U.S.-flag vessel.

For the Delta Queen line, we intend to build up to five new small coastal ships over the next seven to 10 years. We entered into a construction contract, as of May 1, 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct at least two coastal cruise vessels for our Delta Queen line. Under the construction contract, the contract price of the vessels will be $30 million each and will have a total project cost, including furnishing, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be early March, 2001 for the first vessel and mid-June, 2001 for the second vessel. In addition, the contract provides us with an option to purchase a third vessel by notifying the shipyard by December 31, 1999. The contract price for the third vessel will be subject to negotiation between the parties. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery.

On May 25, 1999, we finalized a contract to acquire a substantially complete riverboat originally built for the casino trade. We are converting the 218 foot boat into an overnight passenger vessel with approximately 161 passenger berths for use as the fourth Delta Queen riverboat. The purchase price for the vessel was $3.2 million and we estimate that the total renovation, relocation, start-up and marketing costs will require an additional $13 to $15 million. We expect the conversion project will take between six and nine months and that the vessel will enter service in April, 2000 as the Columbia Queen. The vessel will be operated by Delta Queen in the Pacific Northwest on the Columbia River system near Portland, Oregon. We also terminated our agreement to acquire the M/V Speculation, a riverboat we had previously planned to acquire for $8.0 million.

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

Over the next twelve months, we expect to spend approximately $30 million to $35 million on building the new coastal cruise vessels, which also includes anticipated payments to Atlantic Marine, Inc.

As of June 30, 1999, we complied with all covenants under our various debt agreements.

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

In June 1997, our board of directors approved a stock repurchase plan. The plan authorizes us to repurchase up to one million shares of our stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of June 30, 1999, we had repurchased 51,000 shares at an average purchase price of $14.84 per share under the plan. We currently have no intention to repurchase any additional shares of common stock.

Impact of Year 2000

Many computer programs have been written using two digits rather than four to define the applicable year. Any of our computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure, miscalculations and/or other unanticipated problems.

State of Readiness

We have established internally staffed project teams to address Year 2000 issues. Each team has formulated a plan that focuses on Year 2000 compliance efforts for information technology systems and non-information technology systems. This plan addresses (1) information technology systems software and hardware such as reservations, accounting and associated systems, personal computers and software and (2) non-information technology systems such as embedded chip systems in building facilities, shipboard navigation, control, power generation systems, and communication systems.

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

For information technology systems, inventories and risk assessments have been substantially completed for all our shoreside software applications, hardware and operating systems. Our reservations systems functions have been tested and were found to be compliant. We have also determined that our shoreside phone system and onboard financial systems on the Delta Queen vessels are Year 2000 compliant. The Independence's onboard financial system and our shoreside accounting system, however, are not Year 2000 compliant. We will utilize both internal and external resources to continue testing, reprogramming and replacing our information technology systems that require Year 2000 modifications. We anticipate completing the system improvements and the Year 2000 project no later than November 1, 1999. This is prior to any anticipated impact on our operating systems. We anticipate that these modifications and improvements will enable our information systems to function properly with respect to dates in the Year 2000 and thereafter.

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

Costs

We have estimated our total costs for system improvements and the Year 2000 project to be approximately $1.0 million. These efforts are being funded from working capital. Of the total project cost, approximately $0.5 million is attributable to the implementation of a new accounting system. This amount includes new software, new hardware, and consulting fees, all of which are being capitalized. Another $0.3 million of capital outlays is attributable to the upgrading of the Independence's onboard financial system and to the replacement of imbedded chip systems in several of our vessels. The remaining $0.2 million is expected to be expensed as incurred and is not expected to have a material impact on the results of operations. The Year 2000 project represents less than 10% of our information systems budget. To date, we have incurred and expensed approximately $130,000 related to our systems improvements and the Year 2000 project. These costs do not include costs incurred by us as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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

Contingency Plans

We are preparing our contingency plans to identify and determine how to handle our most probable worst case scenarios. Preliminary contingency plans are currently being reviewed. Comprehensive contingency plans are estimated to be completed by September 30, 1999 in conjunction with completion of our testing, remediation and implementation phases.

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

ITEM 4.       Submission of Matters to a Vote of Security Holders

              The annual meeting of stockholders of the Company was held on June 24, 1999 (the "Annual Meeting"). Holders of Common Stock were entitled to elect eight directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 13,691,443 of the 14,411,036 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

              The following table sets forth the names of the eight persons elected at the Annual Meeting to serve as directors until the next annual meeting of shareholders of the Company and the number of votes cast for, against or withheld with respect to each person.

              NAME OF DIRECTOR                            FOR           WITHHELD
              Philip C. Calian                         13,676,116        15,326
              Arthur Greenberg                         13,676,416        15,026
              Jerry R. Jacob                           13,676,416        15,026
              Emanuel L. Rouvelas                      13,676,416        15,026
              Mark Slezak                              13,675,916        15,526
              Joseph Sullivan                          13,675,816        15,626
              Jeffrey N. Watanabe                      13,676,317        15,125
              Samuel Zell                              13,676,016        15,426

              The following table sets forth an additional matter which was submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to such matter.

                                                          FOR          WITHHELD
              Approval of the 1999 Stock Option Plan   10,624,127      1,701,726

ITEM  6.      Exhibits and Reports on Form 8-K

                  a)     Exhibits:

                            27.  Financial Data Schedule.
                            99. August 10, 1999 Announcement of Agreement to Acquire Holland America Line's ms Nieuw Amsterdam.

                  b)     Reports on Form 8-K:

                         Form 8-K dated April 14, 1999 announcing Maritime Administration financing guarantees

                         Form 8-K/A dated April 21, 1999 amending Form 8-K dated March 26, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              AMERICAN CLASSIC VOYAGES CO.




                         By:  /s/ Philip C. Calian
                              -------------------------------------------------
                              Philip C. Calian
                              Chief Executive Officer



                         By:  /s/ Randall L. Talcott
                              -------------------------------------------------
                              Randall L. Talcott
                              Vice President-Finance and Treasurer
                              (Principal Financial and Accounting Officer)









Dated: August 13, 1999
       ---------------------------