Form 10-Q/A
period 1999-03-31
AMERICAN CLASSIC VOYAGES CO
filed 1999-11-09
CIK 315136

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------


                                   FORM 10-Q/A



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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 5, 1999, there were 18,484,233 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                      INDEX


     ITEM DESCRIPTION                                                                                             PAGE
     ----------------                                                                                             ----

     Part I.        Financial Information:

                  Item 1.        Condensed Consolidated Financial Statements (Unaudited)

                                 Condensed  Consolidated Balance Sheets at March 31, 1999 and
                                 December 31, 1998..............................................................       3

                                 Condensed  Consolidated  Statements  of  Operations  for the
                                 Three Months Ended March 31, 1999 and 1998.....................................       4

                                 Condensed  Consolidated  Statements  of Cash  Flows  for the
                                 Three Months Ended March 31, 1999 and 1998.....................................       5

                                 Notes to Condensed Consolidated Financial Statements...........................       6


                  Item 2.        Management's  Discussion and Analysis of Financial Condition
                                 and Results of Operations......................................................      10


                  Item 3.        Quantitative and Qualitative Disclosures About Market Risk ....................      16

     Part II.       Other Information:

                  Item 1.        Legal Proceedings..............................................................      17

                  Item 6.        Exhibits and Reports on Form 8-K...............................................      17


                          AMERICAN CLASSIC VOYAGES CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except shares and par value)


                                                                      (Unaudited)     (Audited)
                                                                        March 31,    December 31,
                                                                          1999          1998
                                                                       ----------    -----------
ASSETS
Cash and cash equivalents ...........................................   $  30,934    $  27,004
Restricted short-term investments ...................................          60           60
Accounts receivable .................................................       2,012        1,989
Prepaid expenses and other current assets ...........................      10,758        9,053
                                                                        ---------    ---------
     Total current assets ...........................................      43,764       38,106

Property and equipment, net .........................................     162,585      162,129
Deferred income taxes, net ..........................................      13,717       10,011
Other assets ........................................................       3,146        2,546
                                                                        ---------    ---------
     Total assets ...................................................   $ 223,212    $ 212,792
                                                                        ---------    ---------

LIABILITIES
Accounts payable ....................................................   $  15,143    $  13,493
Other accrued liabilities ...........................................      15,125       16,500
Current portion of long-term debt ...................................       4,100        4,100
Unearned passenger revenues .........................................      56,057       39,297
                                                                        ---------    ---------
     Total current liabilities ......................................      90,425       73,390

Long-term debt, less current portion ................................      76,176       77,388
                                                                        ---------    ---------
     Total liabilities ..............................................   $ 166,601    $ 150,778
                                                                        =========    =========

COMMITMENTS AND CONTINGENCIES (NOTE 5 AND 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
   authorized, none issued and outstanding) .........................   $    --      $    --
Common stock, $.01 par value (40,000,000 and 20,000,000
   shares authorized, respectively; 14,457,036 and 14,293,931 shares
   issued, respectively) ............................................         145          143
Additional paid-in capital ..........................................      82,726       80,451
Accumulated deficit .................................................     (24,106)     (17,823)
Common stock in treasury, at cost (51,000 shares) ...................        (757)        (757)
Unearned restricted stock ...........................................      (1,397)        --
                                                                        ---------    ---------
     Total stockholders' equity .....................................      56,611       62,014
                                                                        ---------    ---------
     Total liabilities and stockholders' equity .....................   $ 223,212    $ 212,792
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

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           For the Three Months
                                                                             Ended March 31,
                                                                           --------------------
                                                                             1999        1998
                                                                           --------    --------

Revenues .............................................................     $ 40,566    $ 40,668

Cost of operations (exclusive of depreciation expense shown below) ...       28,768      29,459
                                                                           --------    --------
Gross profit .........................................................       11,798      11,209

Selling, general and administrative expenses .........................       16,865      13,096
Depreciation expense .................................................        4,155       4,256
                                                                           --------    --------
Operating loss .......................................................       (9,222)     (6,143)

Interest income ......................................................          322         251

Interest expense .....................................................        1,570       1,670

Other income .........................................................         --           300
                                                                           --------    --------
Loss before income taxes .............................................      (10,470)     (7,262)

Income tax benefit ...................................................        4,187       2,900
                                                                           --------    --------
Net loss .............................................................     $ (6,283)   $ (4,362)
                                                                           ========    ========

Per Share Information
Basic:
   Basic weighted average shares outstanding .........................       14,321      14,068
   Loss per share ....................................................     $  (0.44)   $  (0.31)

Diluted:
   Diluted weighted average shares outstanding
   Loss per share ....................................................       14,321      14,068
                                                                           $  (0.44)   $  (0.31)


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            For the Three Months
                                                               Ended March 31,
                                                            ---------------------
                                                              1999        1998
                                                            --------    --------
OPERATING ACTIVITIES:
   Net loss .............................................   $ (6,283)   $ (4,362)
       Depreciation expense .............................      4,155       4,256
       Gain on sale of assets ...........................       --          (300)
       Changes in working capital and other:
           Working capital changes and other ............     (5,015)     (6,711)
           Unearned passenger revenues ..................     16,760      12,079
                                                            --------    --------
       Net cash provided by operating activities ........      9,617       4,962
                                                            --------    --------

INVESTING ACTIVITIES:
   Capital expenditures .................................     (4,775)     (4,085)
   Proceeds from sale of assets .........................       --           300
                                                            --------    --------
       Net cash used in investing activities ............     (4,775)     (3,785)
                                                            --------    --------

FINANCING ACTIVITIES:
   Repayment of borrowings ..............................     (1,212)     (1,212)
   Issuance of common stock .............................        880         754
   Deferred financing fees ..............................       (580)       --
                                                            --------    --------
       Net cash used in financing activities ............       (912)       (458)
                                                            --------    --------

Increase in cash and cash equivalents ...................      3,930         719
Cash and cash equivalents, beginning of period ..........     27,004      19,187
                                                            --------    --------
Cash and cash equivalents, end of period ................   $ 30,934    $ 19,906
                                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest .........................................   $  1,946    $  1,998
       Income taxes .....................................        100        --



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1.   BASIS OF PRESENTATION

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC"), Great Hawaiian Cruise Line, Inc. ("GHCL") and Project America, Inc. (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Form 10-K and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. Certain previously reported amounts have been reclassified to conform to the current 1999 presentation.

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

3.   DEBT

Long-term debt consisted of (in thousands):


                                                                                            March 31,   December 31,
                                                                                               1999         1998
                                                                                            ---------   ------------
U.S.  Government  Guaranteed  Ship Financing  Note,  American Queen Series,  LIBOR +
    0.25% floating rate notes due semi-annually  beginning February 24, 1996 through
    August 24, 2005 ......................................................................   $15,597      $16,809
U.S. Government  Guaranteed Ship Financing Bond, American Queen Series,  7.68% fixed rate,  sinking fund bonds due semi-annually  beginning February 24, 2006 through
    June 2, 2020 .........................................................................    36,198       36,198
U.S.  Government  Guaranteed  Ship Financing  Note,  Independence  Series A, LIBOR +
    0.27%  floating  rate notes due  semi-annually  beginning  June 7, 1996  through
    December 7, 2005 .....................................................................     9,248        9,248
U.S. Government  Guaranteed Ship Financing Bond,  Independence Series A, 6.84% fixed rate  sinking  fund  bonds due  semi-annually  beginning  June 7, 2006 through
    December 7, 2015 .....................................................................    13,215       13,215
U.S.  Government  Guaranteed  Ship Financing  Note,  Independence  Series B, LIBOR +
    0.27% floating rate notes due semi-annually  beginning  December 7, 1996 through
    December 7, 2005 .....................................................................     2,478        2,478
U.S. Government  Guaranteed Ship Financing Bond,  Independence Series B, 7.46% fixed rate  sinking  fund  bonds due  semi-annually  beginning  June 7, 2006 through
    December 7, 2015 .....................................................................     3,540        3,540

Revolving credit facility (maximum availability of $70 million) ..........................      --           --
                                                                                             -------      -------
                                                                                              80,276       81,488

Less current portion .....................................................................     4,100        4,100
                                                                                             -------      -------
                                                                                             $76,176      $77,388
                                                                                             =======      =======

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

4.   STOCKHOLDERS' EQUITY

ACCUMULATED DEFICIT

Changes in accumulated deficit for the three months ended March 31, 1999 were (in thousands):


         Accumulated deficit at December 31, 1998.................     $(17,823)
         Net loss.................................................       (6,283)
                                                                       --------
         Accumulated deficit at March 31, 1999....................     $(24,106)
                                                                       ========

RESTRICTED STOCK

In February 1999, the Company reserved and set aside 72,122 shares of restricted common stock as compensation for a key salaried employee. Issuance and sale of these shares is restricted prior to the employee's retirement from the Company. Unearned compensation was recorded at the date of the restricted stock award based on the market value of shares. Unearned compensation, which is shown as a separate component of the stockholders' equity, will be amortized to expense over a four year vesting period, beginning in July 1999.

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

COMMON STOCK OFFERING

On April 27, 1999 and May 4, 1999, the Company completed offerings of an additional 3,500,000 and 525,000 shares of common stock, respectively. The net proceeds to the Company, after offering expenses, were $63.5 million and will be used for construction of the initial Hawaii vessel.

CONSTRUCTION CONTRACT

The Company entered into a Construction Contract, as of May 1, 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct at least two coastal cruise vessels for its Delta Queen line. This contract is the culmination of the previously announced plans to build a series of up to five new vessels to provide cruises along U.S. coastal waterways. The price of the vessels will be $30 million each and will have a total project cost, including Company provided furnishings, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be early March 2001 for the first vessel and June 2001 for the second vessel. Atlantic Marine will provide a limited warranty for the work, parts and components fabricated by the yard for one year after delivery.

SHIP ACQUISITIONS

On May 25, 1999, the Company acquired a substantially complete riverboat originally built for the casino trade that the Company will convert and operate as the fourth Delta Queen riverboat. The Company expects the vessel, which will be known as the Columbia Queen, will enter service in April 2000 operating weekly cruise vacations out of Portland on the Columbia River system. The Company recently entered into an agreement with Nichols Brothers Boat Builders, Inc. ("Nichols Brothers") to convert the 218 foot boat into an overnight passenger vessel with 161 passenger berths. The Company paid $3.2 million to acquire the vessel and estimates the total renovation, relocation, start-up and marketing costs, inclusive of the $6.5 million contract with Nichols Brothers, will require an additional $13 million to $16 million. The Company also terminated its agreement to acquire the M/V Speculation, a riverboat it had previously planned to acquire for $8.0 million.

On October 15, 1999, the Company finalized an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required the Company to make an earnest money deposit of $18 million by October 18, 1999 and an additional $12 million by January 17, 2000. The Company has arranged for an unsecured letter of credit facility with Chase Manhattan Bank for up to $30 million and satisfied the first deposit requirement by posting an $18 million letter of credit. Outstanding letters of credit under this facility bear interest at a rate of 2.125% per annum. The Company is also required to pay a commitment fee of 0.375% per annum on the unused portion of the facility. Persons and entities affiliated with Equity Group Investments, Inc. ("EGI"), the Company's largest shareholder, guaranteed the letter of credit facility to Chase Manhattan Bank thereby allowing the Company to obtain the facility. The Company has paid EGI a commitment fee of $0.5 million and has agreed to pay EGI additional compensation contingent upon appreciation in the Company's common stock. EGI's rights to receive this additional compensation will vest, on a monthly basis, during the period that the guarantee remains outstanding and will increase to the extent that amounts are paid by EGI pursuant to the guarantee. EGI has a period of five years to exercise its rights to receive such payment, subject to the Company's right to pay such additional fee at any time within the next three years at escalating amounts and tied to the rights vested by EGI. A committee comprised of the Company's independent directors negotiated the arrangement with EGI. The committee received independent legal and financial advice.

On October 27, 1999, the Company announced that its Project America subsidiary will operate under the United States Lines brand name and that the ms Nieuw Amsterdam will be renamed the ms Patriot.

RESCISSION OF ACCOUNTING METHOD

On November 2, 1999 the Company announced that it had rescinded its prior adoption of Statement of Position 93-7, "Reporting on Advertising Costs," relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Pursuant to SOP 93-7 the Company deferred recognition of direct response advertising costs related to certain direct response advertising efforts. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. The Company rescinded its adoption of SOP 93-7 due to difficulties it encountered in implementing the new method. In rescinding SOP 93-7, the Company returned to its prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, the Company has restated its earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to its previously reported loss of $4.5 million, or ($0.32) per share, and it has reclassified certain direct response advertising costs.

Changes to the relevant balance sheet accounts at March 31, 1999 due to the rescission are as follows:


                                                Currently      Previously
                                                Reported        Reported
                                                ---------      -----------
Prepaid expenses and other current assets ...   $ 10,758        $  13,831
Deferred income taxes .......................     13,717           12,689
Accounts payable ............................     15,143           15,096
Accumulated deficit .........................   $(24,106)       $ (22,363)


Changes to the statement of operations for three months ended March 31, 1999 due to the rescission are as follows:


                                                     Currently      Previously
                                                     Reported        Reported
                                                    ----------      ----------
Selling, general and administrative expenses ....   $  16,865        $ 13,935
Operating loss ..................................     (9,222)          (6,292)
Loss before income taxes ........................    (10,470)          (7,540)
Income tax benefit ..............................      4,187            3,000
Net loss ........................................   $ (6,283)        $ (4,540)

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we operate two cruise lines: Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the Independence steamship.

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

RESULTS OF OPERATIONS

The following tables set forth various financial results and operating statistics for the three months ended March 31, 1999 and 1998:


                                         FINANCIAL HIGHLIGHTS
                                 (in thousands, except per share data)
                                        For the Three Months
                                           Ended March 31,
                                      ---------------------------
                                        1999              1998
                                      --------        -----------
Revenues .....................        $ 40,566          $ 40,668

Gross profit .................          11,798            11,209

Operating loss ...............          (9,222)           (6,143)

Net loss .....................          (6,283)           (4,362)

Diluted loss per share .......        $  (0.44)         $  (0.31)


                                                  OPERATING STATISTICS
                                                  For the Three Months
                                                    Ended March 31,
                                                 ---------------------
                                                   1999         1998
                                                 --------     --------
Fare revenue per passenger night ..............  $    209     $   211
Total revenue per passenger night .............  $    309     $   307

Weighted average operating days (1):
     Delta Queen ..............................        67          73
     American Hawaii ..........................        90          90

Vessels capacity per day (berths) (2):
     Delta Queen ..............................     1,026       1,026
     American Hawaii ..........................       867         867

Passenger nights (3) ..........................   131,374     132,325
Physical occupancy percentage (berths) (4) ....        90%         87%

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

Consolidated selling, general and administrative expenses increased $3.8 million to $16.9 million for the first quarter of 1999 from $13.1 million for the same period in 1998. Marketing expenses increased by $1.4 million at both cruise lines, for a total of $2.8 million, due to an increase in direct mail marketing efforts targeting cruises occurring later in 1999. Of the remaining increase, $0.4 million was due to an increase in capacity expansion expenses at both cruise lines. Depreciation expense for the first quarter of 1999 was consistent with 1998.

The consolidated operating loss for the first quarter of 1999 was $9.2 million as compared to $6.1 million for the comparable period of 1998.

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

On April 27, 1999 and May 4, 1999, we completed offerings of an additional 3,500,000 and 525,000 shares of common stock, respectively. The net proceeds to us, after offering expenses, were $63.5 million and will be used for construction of the initial Hawaii vessel.

In 1999, we expect to spend between $70 million and $90 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

In April 1998, we announced plans to expand capacity at Delta Queen. For the Delta Queen fleet, we intend to build up to five new small coastal ships over the next seven to 10 years. We entered into a construction contract, as of May 1, 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct at least two coastal cruise vessels for our Delta Queen line. The price of the vessels will be $30 million each and will have a total project cost, including furnishing, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be early March, 2001 for the first vessel and June, 2001 for the second vessel. Atlantic Marine will provide a limited warranty for the work, parts and components fabricated by the yard one year following delivery.

On May 25, 1999, we acquired a substantially complete riverboat originally built for the casino trade that we will convert and operate as the fourth Delta Queen riverboat. We expect the vessel, which will be known as the Columbia Queen, will enter service in April 2000 operating weekly cruise vacations out of Portland on the Columbia River system. We recently entered into an agreement with Nichols Brothers Boat Builders, Inc. ("Nichols Brothers") to convert the 218 foot boat into an overnight passenger vessel with 161 passenger berths. We paid $3.2 million to acquire the vessel and estimate the total renovation, relocation, start-up and marketing costs, inclusive of the $6.5 million contract with Nichols Brothers, will require an additional $13 million to $16 million.

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

We believe we will have adequate access to capital resources, both internally and externally, to meet our current short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. We continually evaluate opportunities to increase capacity at both Delta Queen and in Hawaii and to strategically grow our business. Although we believe that we will be able to obtain sufficient equity and debt financing from the capital markets to satisfy our financial obligation related to the construction of the new vessels and to acquire, renovate and introduce the ms Patriot into service, we cannot assure you that we will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if we so choose, to pursue strategic business opportunities. If we fail to obtain such financing, we may have to postpone some of our construction plans.

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

For information technology systems, inventories and risk assessments have been substantially completed for all our shoreside software applications, hardware and operating systems. Most of our reservations systems functions have been tested and were found to be compliant. The remaining functions will be tested and remediated if necessary, by mid-1999. We have also determined that our shoreside phone system and onboard financial systems on the Delta Queen vessels are Year 2000 compliant. The Independence's onboard financial system and our shoreside accounting system, however, are not Year 2000 compliant. We will utilize both internal and external resources to continue testing, reprogramming and replacing our information technology systems that require Year 2000 modifications. We anticipate completing the system improvements and the Year 2000 project no later than September 30, 1999. This is prior to any anticipated impact on our operating systems. We anticipate that these modifications and improvements will enable our information systems to function properly with respect to dates in the Year 2000 and thereafter.

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

              a)    Exhibits:

                  *10.(iv)(a)(3)    Construction Contract for Coastal Queen
                                    Class Vessel dated May 1, 1999 by and
                                    between Coastal Queen Holdings, L.L.C. and
                                    Atlantic Marine, Inc.**

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

                  *10.(iv)(a)(4)    Guaranty dated May 1, 1999 made by The Delta
                                    Queen Steamboat Co. in favor of Atlantic
                                    Marine Inc.

                  *10.(iv)(a)(5)    Asset Purchase and Sale Agreement dated
                                    April 29, 1999 by and between Capitol Queen
                                    & Casino, Inc., as Seller, and The Delta
                                    Queen Steamboat Co., as Purchaser.

                                    Exhibit A - Escrow Agreement
                                    Exhibit B - Vessel Inventory
                                    Exhibit C - Order Approving Sale of Personal
                                    Property Free and Clear of Liens, Claims and
                                    Encumbrances

                   10.(iv)(a)(6)    Letter of Credit Agreement dated October 15,
                                    1999 between American Classic Voyages Co.
                                    and The Chase Manhattan Bank.

                                    Exhibit A - Form of Irrevocable Letter of
                                    Credit

                   10.(iv)(a)(7)    Amended and Restated Reimbursement Agreement
                                    dated October 15, 1999 by and among Samuel
                                    Zell, Samuel Zell Revocable Trust and
                                    American Classic Voyages Co.

                   10.(iv)(a)(8)    Memorandum of Agreement dated August 5, 1999
                                    by and between American Classic Voyages Co., as Buyer, and Hal Antillen N.V., as Seller, as amended October 11, 1999.

                                    Exhibit A - Vessel Details
                                    Exhibit B - Form of Letter of Credit
                                    Exhibit C - Form of Escrow Agreement
                                    Exhibit D - Form of Promissory Note
                                    Exhibit E - Form of First Preferred Ship
                                                Mortgage
                                    Exhibit F - Form of General Assignment of
                                                Insurance
                                    Exhibit G - Form of Guarantee
                                    Exhibit H - Excluded Art

              b) Reports on Form 8-K:

                 *Form 8-K dated February 22, 1999 announcing the following:

                    1. Status of contract negotiations with Ingalls Shipbuilding, Inc.
                    2. Agreement to acquire a recently completed vessel and outfit as a riverboat.
                    3.  Filing of a Registration Statement on Form S-3.
                    4.  Increase in authorized capital stock.

                  *Form 8-K dated March 26, 1999 announcing signing of a
                   contract with Ingalls Shipbuilding, Inc.

                   27.              Financial data schedule.


              *Previously filed

             **Certain portions of this exhibit filed herewith have been omitted pursuant to an application for an order of confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This non-public information has been filed separately with the Securities and Exchange Commission.

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









Dated:  November 8, 1999
       --------------------