Form 10-Q/A
period 1999-06-30
AMERICAN CLASSIC VOYAGES CO
filed 1999-11-09
CIK 315136

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

                          AMERICAN CLASSIC VOYAGES CO.


                                      INDEX


     ITEM DESCRIPTION                                                                                             PAGE
                                                                                                                  ----
     Part I.      Financial Information:

                  Item 1.        Condensed Consolidated Financial Statements (Unaudited)

                                 Condensed Consolidated Balance Sheets at June 30, 1999 and
                                 December 31, 1998..............................................................     3

                                 Condensed Consolidated Statements of Operations for the
                                 Three Months and Six Months Ended June 30, 1999 and 1998.......................     4

                                 Condensed Consolidated Statements of Cash Flows for the Six
                                 Months Ended June 30, 1999 and 1998............................................     5

                                 Notes to Condensed Consolidated Financial Statements...........................     6


                  Item 2.        Management's  Discussion and Analysis of Financial Condition
                                 and Results of Operations......................................................    11


                  Item 3.        Quantitative and Qualitative Disclosures About Market Risk ....................    17


     Part II.     Other Information:

                  Item 1.        Legal Proceedings..............................................................    18

                  Item 4.        Submission of Matters to a Vote of Security Holders............................    18

                  Item 6.        Exhibits and Reports on Form 8-K...............................................    18

                          AMERICAN CLASSIC VOYAGES CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except shares and par value)
                                   (Unaudited)


                                                                              June 30,   December 31,
                                                                                1999        1998
                                                                             ----------  -----------
ASSETS
Cash and cash equivalents .................................................   $  94,818    $  27,004
Restricted short-term investments .........................................          60           60
Accounts receivable .......................................................       1,992        1,989
Prepaid expenses and other current assets .................................      11,276        9,053
                                                                              ---------    ---------
     Total current assets .................................................     108,146       38,106

Property and equipment, net ...............................................     168,687      162,129
Deferred income taxes, net ................................................      12,338       10,011
Other assets ..............................................................       4,485        2,546
                                                                              ---------    ---------
     Total assets .........................................................   $ 293,656    $ 212,792
                                                                              =========    =========

LIABILITIES
Accounts payable ..........................................................   $  13,555    $  13,493
Other accrued liabilities .................................................      15,900       16,500
Current portion of long-term debt .........................................       4,100        4,100
Unearned passenger revenues ...............................................      61,271       39,297
                                                                              ---------    ---------
     Total current liabilities ............................................      94,826       73,390

Long-term debt, less current portion ......................................      75,338       77,388
                                                                              ---------    ---------
     Total liabilities ....................................................   $ 170,164    $ 150,778
                                                                              =========    =========

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
   authorized, none issued and outstanding) ...............................   $    --      $    --
Common stock, $.01 par value (40,000,000 and 20,000,000
   shares authorized, respectively; 18,482,197 and 14,293,931 shares
   issued, respectively) ..................................................         186          143
Additional paid-in capital ................................................     147,091       80,451
Accumulated deficit .......................................................     (21,631)     (17,823)
Common stock in treasury, at cost (51,000 shares) .........................        (757)        (757)
Unearned restricted stock .................................................      (1,397)        --
                                                                              ---------    ---------
     Total stockholders' equity ...........................................     123,492       62,014
                                                                              ---------    ---------
     Total liabilities and stockholders' equity ...........................   $ 293,656    $ 212,792
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

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                             For the Three Months     For the Six Months
                                                                Ended June 30,           Ended June 30,
                                                             --------------------    --------------------
                                                               1999        1998        1999        1998
                                                             --------    --------    --------    --------
Revenues .................................................   $ 55,200    $ 53,535    $ 95,766    $ 94,203

Cost of operations (exclusive of depreciation expense
 shown below) ............................................     33,694      32,973      62,462      62,432
                                                             --------    --------    --------    --------

Gross profit .............................................     21,506      20,562      33,304      31,771

Selling, general and administrative expenses .............     12,584      12,292      29,449      25,388
Depreciation expense .....................................      4,187       4,233       8,342       8,489
                                                             --------    --------    --------    --------

Operating income (loss) ..................................      4,735       4,037      (4,487)     (2,106)

Interest income ..........................................        889         263       1,211         514
Interest expense .........................................      1,500       1,686       3,070       3,356
Other income .............................................       --          --          --           300
                                                             --------    --------    --------    --------
Income (loss) before income taxes ........................      4,124       2,614      (6,346)     (4,648)

Income tax (expense) benefit .............................     (1,649)     (1,040)      2,538       1,860
                                                             --------    --------    --------    --------

Net income (loss) ........................................   $  2,475    $  1,574    $ (3,808)   $ (2,788)
                                                             ========    ========    ========    ========

Per Share Information
Basic:
     Basic weighted average shares outstanding ...........     17,209      14,120      15,773      14,094
     Earnings (loss) per share ...........................   $   0.14    $   0.11    $  (0.24)   $  (0.20)

Diluted:
     Diluted weighted average shares outstanding .........     17,891      14,897      15,773      14,094
     Earnings (loss) per share ...........................   $   0.14    $   0.11    $  (0.24)   $  (0.20)


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   For the Six Months
                                                                      Ended June 30,
                                                                  ----------------------
                                                                    1999         1998
                                                                  --------    ----------
OPERATING ACTIVITIES:
   Net loss ...................................................   $ (3,808)   $ (2,788)
       Depreciation expense ...................................      8,342       8,489
       Gain on sale of assets .................................       --          (300)
       Changes in working capital and other:
           Working capital changes and other ..................     (4,248)     (7,834)
           Unearned passenger revenues ........................     21,974       9,598
                                                                  --------    --------
       Net cash provided by operating activities ..............     22,260       7,165
                                                                  --------    --------

INVESTING ACTIVITIES:
   Decrease in restricted short-term investments ..............       --           265
   Capital expenditures .......................................    (15,060)     (4,801)
   Proceeds from sale of assets ...............................       --           300
                                                                  --------    --------
       Net cash used in investing activities ..................    (15,060)     (4,236)
                                                                  --------    --------

FINANCING ACTIVITIES:
   Proceeds from borrowings ...................................      2,000        --
   Repayment of borrowings ....................................     (4,050)     (2,050)
   Purchase of common stock ...................................       --          (298)
   Proceeds from issuance of common stock, net ................     64,798       1,204
   Deferred financing fees ....................................     (2,134)       --
                                                                  --------    --------
       Net cash provided by (used in) financing activities ....     60,614      (1,144)
                                                                  --------    --------

Increase in cash and cash equivalents .........................     67,814       1,785
Cash and cash equivalents, beginning of period ................     27,004      19,187
                                                                  --------    --------
Cash and cash equivalents, end of period ......................   $ 94,818    $ 20,972
                                                                  ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest (net of capitalized interest) .................   $  2,863    $  3,034
       Income taxes ...........................................        100        --



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

2.   EARNINGS PER SHARE

Earnings per share have been computed as follows (in thousands, except per share data):


                                                                   For the Three Months
                                                                      Ended June 30,
                                                                   --------------------
                                                                      1999      1998
                                                                   ---------  ---------
Basic:
   Net income ....................................................  $ 2,475    $ 1,574
   Weighted average shares outstanding ...........................   17,209     14,120
                                                                    -------    -------
   Earnings per share ............................................  $  0.14    $  0.11
                                                                    =======    =======

Diluted:
   Net income ....................................................  $ 2,475    $ 1,574
   Weighted average shares outstanding ...........................   17,209     14,120
   Additional shares issuable under various stock plans...........      682        777
                                                                    -------    -------
   Diluted weighted average shares outstanding ...................   17,891     14,897
                                                                    -------    -------
   Earnings per share ............................................  $  0.14    $  0.11
                                                                    =======    =======


As the Company reported losses for the six months ended June 30, 1999 and 1998, diluted earnings per share was computed in the same manner as basic earnings per share.

3.   DEBT

Long-term debt consisted of (in thousands):


                                                                                       June 30,    December 31,
                                                                                         1999         1998
                                                                                      ----------   ------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series, LIBOR +
     0.25% floating rate notes due semi-annually beginning February 24, 1996
     through August 24, 2005 ........................................................   $15,597   $16,809

U.S. Government Guaranteed Ship Financing Bond, American Queen Series, 7.68%
     fixed rate, sinking fund bonds due semi-annually beginning February 24,
     2006 through June 2, 2020 ......................................................    36,198    36,198

U.S. Government Guaranteed Ship Financing Note, Independence Series A, LIBOR +
     0.27% floating rate notes due semi-annually beginning June 7, 1996 through
     December 7, 2005 ...............................................................     8,587     9,248

U.S. Government Guaranteed Ship Financing Bond, Independence Series A, 6.84%
     fixed rate sinking fund bonds due semi-annually beginning June 7, 2006
     through December 7, 2015 .......................................................    13,215    13,215

U.S. Government Guaranteed Ship Financing Note, Independence Series B, LIBOR +
     0.27% floating rate notes due semi-annually beginning December 7, 1996
     through December 7, 2005 .......................................................     2,301     2,478

U.S. Government Guaranteed Ship Financing Bond, Independence Series B, 7.46%
     fixed rate sinking fund bonds due semi-annually beginning June 7, 2006
     through December 7, 2015 .......................................................     3,540     3,540

Revolving credit facility (maximum availability of $70 million) .....................      --        --
                                                                                        -------   -------
                                                                                         79,438    81,488

Less current portion ................................................................     4,100     4,100
                                                                                        -------   -------
                                                                                        $75,338   $77,388
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

ACCUMULATED DEFICIT

Changes in accumulated deficit for the six months ended June 30, 1999 were (in thousands):


             Accumulated deficit at December 31, 1998........................  $     (17,823)
             Net loss........................................................         (3,808)
                                                                               --------------
             Accumulated deficit at June 30, 1999............................  $     (21,631)
                                                                               --------------

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

6.  SUBSEQUENT EVENTS

SHIP ACQUISITION

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

RESCISSION OF ACCOUNTING METHOD

On November 2, 1999, the Company announced that it had rescinded its prior adoption of Statement of Position 93-7, "Reporting on Advertising Costs," relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Pursuant to SOP 93-7, the Company deferred recognition of direct response advertising costs related to certain direct response advertising efforts. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. The Company rescinded its adoption of SOP 93-7 due to difficulties it encountered in implementing the new method. In rescinding SOP 93-7, the Company returned to its prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, the Company has restated its earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share, compared to its previously reported earnings of $2.3 million, or $0.13 per share, and it has reclassified certain direct response advertising costs. For the six months ended June 30, 1999, the Company has restated its earning to reflect a loss of $3.8 million, or ($0.24) per share, compared to its previously reported loss of $2.2 million, or ($0.14) per share, and it has reclassified certain direct response advertising costs.

Changes to the relevant balance sheet accounts at June 30, 1999 due to the rescission are as follows:


                                                  Currently      Previously
                                                   Reported       Reported
                                                  ---------      ----------
   Prepaid expenses and other current assets      $ 11,276       $  13,693
   Deferred income taxes ...................        12,338          11,434
   Accounts payable ........................        13,555          13,491
   Accumulated deficit .....................      $(21,631)      $ (20,054)


Changes to the statement of operations due to the rescission are as follows:



                                                      For the Three Months     For the Six Months
                                                      Ended June 30, 1999      Ended June 30, 1999
                                                      ---------------------  ----------------------
                                                      Currently  Previously  Currently   Previously
                                                      Reported    Reported    Reported    Reported
                                                     ----------  ----------  ---------   ----------
Selling, General and administrative expenses .....   $ 12,584    $ 12,886    $ 29,449    $ 26,821
Operating income (loss) ..........................      4,735       4,433      (4,487)     (1,859)
Income (loss) before income taxes ................      4,124       3,822      (6,346)     (3,718)
Income tax (expense) benefit .....................     (1,649)     (1,513)      2,538       1,487
Net income (loss) ................................   $  2,475    $  2,309    $ (3,808)   $ (2,231)

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

RESULTS OF OPERATIONS

Operations data expressed as a percentage of total revenue for the periods indicated is as follows:


                                                    Three Months                    Six Months
                                                   Ended June 30,                 Ended June 30,
                                               ----------------------       ------------------------
                                                 1999          1998           1999            1998
                                               --------      --------       --------        --------
Revenues                                           100%          100%           100%            100%
Costs and Expenses:
     Operating expenses ....................        61            62             65              66
     Selling, general and administrative....        23            23             31              27
     Depreciation ..........................         8             8              9               9
Operating income (loss) ....................         9             8             (5)             (2)
Net income (loss) ..........................         4             3             (4)             (3)


Selected operating statistics for the periods indicated are as follows:


                                                    Three Months                    Six Months
                                                   Ended June 30,                 Ended June 30,
                                               ----------------------       ------------------------
                                                 1999          1998           1999            1998
                                               --------      --------       --------        --------
Fare revenue per passenger night ............  $    236      $    231       $    224       $    222
Total revenue per passenger night ...........  $    328      $    322       $    320       $    315

Weighted average operating days (1):
     DELTA QUEEN ............................        91            91            158            164
     AMERICAN HAWAII ........................        91            91            181            181

Vessels capacity per day (berths) (2):
     DELTA QUEEN ............................     1,026         1,026          1,026          1,026
     AMERICAN HAWAII ........................       867           867            867            867

Passenger nights (3) ........................   168,281       166,497        299,655        298,822
Physical occupancy percentage (berths) (4)...        98%           97%            94%            92%


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

Consolidated selling, general and administrative expenses, before capacity expansion expenses, increased $0.6 million to $12.2 million for the second quarter of 1999 from $11.6 million for the same period in 1998. The increase was a result of higher selling and marketing expenses, which increased by $0.4 million from the prior year. Capacity expansion expenses, however, decreased $0.3 million to $0.4 million from $0.7 million. Depreciation expense for the second quarter of 1999 was consistent with 1998.

The consolidated operating income for the second quarter of 1999 was $4.7 million as compared to $4.0 million for the comparable period of 1998.

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

Consolidated selling, general and administrative expenses increased by $4.1 million to $29.4 million for the first half of 1999 from $25.4 million for the same period in 1998. The increase was primarily due to a $2.2 million increase in marketing and selling expenses at Delta Queen and a $1.1 million increase in marketing and selling expenses at American Hawaii. Both cruise lines incurred increased direct mail marketing expenses which targeted cruises occurring later in 1999. Capacity expansion expenses for both periods was $1.1 million. Depreciation expense for the first half of 1999 was consistent with 1998.

The consolidated operating loss for the first half of 1999 was $4.5 million as compared to a operating loss of $2.1 million for the first half of 1998.

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

We believe we will have adequate access to capital resources, both internally and externally, to meet our current short-term and long-term capital commitments. Such resources may include cash on hand and the ability to secure additional financing through the capital markets. We continually evaluate opportunities to increase capacity at both Delta Queen and in Hawaii and to strategically grow our business. Although we believe that we will be able to obtain sufficient equity and debt financing from the capital markets to satisfy our financial obligations relating to the construction of the new vessels and to acquire, renovate and introduce the ms Patriot into service, we cannot assure you that we will be able to obtain additional financing at commercially acceptable levels to finance such new construction and, if we so choose, to pursue strategic business opportunities. If we fail to obtain such financing, we may have to postpone some of our construction plans.

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

ITEM  6. Exhibits and Reports on Form 8-K

              a) Exhibits:

                 27.   Financial Data Schedule.
                 *99. August 10, 1999 Announcement of Agreement to Acquire Holland America Line's ms Nieuw Amsterdam.

              b) Reports on Form 8-K:

                  *Form 8-K dated April 14, 1999 announcing Maritime Administration financing guarantees

                  *Form 8-K/A dated April 21, 1999 amending Form 8-K dated March 26, 1999

*  Previously filed

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





Dated: November 8, 1999
       ---------------------------