Form 10-Q
period 1999-09-30
AMERICAN CLASSIC VOYAGES CO
filed 1999-11-15
CIK 315136

============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------


                                    FORM 10-Q



       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-9264



                          AMERICAN CLASSIC VOYAGES CO.
             (Exact name of registrant as specified in its charter)



          DELAWARE
(State or other jurisdiction of                        31-0303330
 incorporation or organization)           (I.R.S. Employer identification No.)


TWO NORTH RIVERSIDE PLAZA, CHICAGO, IL                   60606
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


=============================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                      INDEX


ITEM DESCRIPTION                                                                   PAGE
----------------                                                                   ----
Part I. Financial Information:

          Item 1. Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at September 30, 1999
                  and December 31, 1998.........................................    3

                  Condensed Consolidated Statements of Operations for the
                  Three  Months and Nine Months Ended  September  30, 1999
                  and 1998......................................................    4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998.................    5

                  Notes to Condensed Consolidated Financial Statements..........    6


          Item 2. Management's  Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................   10


          Item 3. Quantitative and Qualitative Disclosures About Market Risk ...   17


Part II.  Other Information:

          Item 1. Legal Proceedings.............................................   18

          Item 6. Exhibits and Reports on Form 8-K..............................   18



                          AMERICAN CLASSIC VOYAGES CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except shares and par value)
                                   (Unaudited)

                                                                                        September 30,          December 31,
                                                                                            1999                   1998
                                                                                      ----------------        -------------
ASSETS
Cash and cash equivalents................................................                 $ 69,747               $27,004
Restricted short-term investments........................................                    1,060                    60
Accounts receivable......................................................                    1,533                 1,989
Prepaid air tickets......................................................                    4,339                 2,527
Prepaid expenses and other current assets................................                    6,684                 6,526
                                                                                          --------              --------
     Total current assets................................................                   83,363                38,106

Property and equipment, net..............................................                  151,015               159,079
Vessels under construction...............................................                   43,589                 3,050
Deferred income taxes, net...............................................                   11,317                10,011
Other assets.............................................................                    4,052                 2,546
                                                                                          --------              --------
     Total assets........................................................                 $293,336              $212,792
                                                                                          ========              ========

LIABILITIES
Accounts payable.........................................................                 $ 10,161               $13,493
Other accrued liabilities................................................                   16,835                16,500
Current portion of long-term debt........................................                    4,100                 4,100
Unearned passenger revenues..............................................                   61,340                39,297
                                                                                          --------              --------
     Total current liabilities...........................................                   92,436                73,390

Long-term debt, less current portion.....................................                   74,126                77,388
                                                                                          --------              --------
     Total liabilities...................................................                 $166,562              $150,778
                                                                                          ========              ========

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
    authorized, none issued and outstanding).............................                 $     --              $     --
Common stock, $.01 par value (40,000,000 and 20,000,000
    shares authorized, respectively; 18,522,867 and 14,293,931 shares
    issued, respectively)................................................                      185                   143
Additional paid-in capital...............................................                  147,934                80,451
Accumulated deficit......................................................                  (19,540)              (17,823)
Common stock in treasury, at cost (51,000 shares)........................                     (757)                 (757)
Unearned restricted stock................................................                   (1,048)                   --
                                                                                          --------              --------
     Total stockholders' equity..........................................                  126,774                62,014
                                                                                          --------              --------
     Total liabilities and stockholders' equity..........................                 $293,336              $212,792
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

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               For the Three Months        For the Nine Months
                                                                Ended September 30,        Ended September 30,
                                                            -----------------------     ------------------------
                                                               1999          1998         1999          1998
                                                            --------       --------     ---------     ---------
Revenues................................................    $ 57,460       $ 50,920     $ 153,226     $ 145,123

Cost of operations (exclusive of depreciation expense
  shown below)..........................................      35,768         32,736        98,230        95,168
                                                            --------       --------     ---------     ---------

Gross profit............................................      21,692         18,184        54,996        49,955

Selling, general and administrative expenses............      13,848         10,156        43,297        35,544
Depreciation expense....................................       4,130          4,230        12,472        12,719
                                                            --------       --------     ---------     ---------

Operating income (loss).................................       3,714          3,798          (773)        1,692

Interest income.........................................       1,071            272         2,282           786
Interest expense........................................       1,306          1,646         4,376         5,002
Other income............................................          --             --            --           300
                                                            --------       --------     ---------     ---------
Income (loss) before income taxes.......................       3,479          2,424        (2,867)       (2,224)

Income tax (expense) benefit............................      (1,388)          (970)        1,150           890
                                                            --------       --------     ---------     ---------

Net income (loss).......................................    $  2,091       $  1,454     $  (1,717)    $  (1,334)
                                                            ========       ========     =========     =========
Per Share Information
Basic:
     Basic weighted average shares outstanding..........      18,505         14,145        16,694        14,111
     Earnings (loss) per share..........................    $   0.11       $   0.10     $   (0.10)    $   (0.09)

Diluted:
     Diluted weighted average shares outstanding........      19,629         14,543        16,694        14,111

     Earnings (loss) per share..........................    $   0.11       $   0.10     $   (0.10)    $   (0.09)



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                 --------------------------
                                                                     1999          1998
                                                                 -----------    -----------
OPERATING ACTIVITIES:
   Net loss...................................................   $    (1,717)   $   (1,334)
       Depreciation expense...................................        12,472        12,719
       Gain on sale of assets.................................            --          (300)
       Changes in working capital and other:
           Working capital changes and other..................        (4,450)       (5,307)
           Unearned passenger revenues........................        22,043        10,126
                                                                 -----------    ----------
       Net cash provided by operating activities..............        28,348        15,904
                                                                 -----------    ----------

INVESTING ACTIVITIES:
   (Increase) decrease in restricted short-term investments ..        (1,000)          265
   Capital expenditures.......................................       (45,108)       (6,104)
   Proceeds from sale of assets...............................            --           300
                                                                 -----------    ----------
       Net cash used in investing activities..................       (46,108)       (5,539)
                                                                 -----------    ----------
FINANCING ACTIVITIES:
   Proceeds from borrowings...................................         2,000           --
   Repayment of borrowings....................................        (5,262)       (3,262)
   Purchase of common stock...................................            --          (757)
   Proceeds from issuance of common stock, net................        65,989         2,219
   Deferred financing fees....................................        (2,224)         (519)
                                                                 -----------    ----------
       Net cash provided by (used in) financing activities....        60,503        (2,319)
                                                                 -----------    ----------

Increase in cash and cash equivalents.........................        42,743         8,046
Cash and cash equivalents, beginning of period................        27,004        19,187
                                                                 -----------    ----------
Cash and cash equivalents, end of period......................   $    69,747    $   27,233
                                                                 ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest (net of capitalized interest).................   $     4,676    $    4,982
       Income taxes...........................................           165           --






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

2.   EARNINGS PER SHARE

Earnings per share have been computed as follows (in thousands, except per share data):



                                                               For the Three Months
                                                               Ended September 30,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------  ---------
Basic:
   Net income...............................................  $    2,091  $   1,454
   Weighted average shares outstanding......................      18,505     14,145
                                                              ----------  ---------
   Earnings per share ......................................  $     0.11  $    0.10
                                                              ==========  =========

Diluted:
   Net income...............................................  $    2,091  $   1,454
   Weighted average shares outstanding......................      18,505     14,145
   Additional shares issuable under various stock plans.....       1,124        398
                                                              ----------  ---------
   Diluted weighted average shares outstanding..............      19,629     14,543
                                                              ----------  ---------
   Earnings per share ......................................  $     0.11  $    0.10
                                                              ==========  =========

As the Company reported net losses for the nine months ended September 30, 1999 and 1998, diluted earnings per share was computed in the same manner as basic earnings per share.

3.   VESSELS UNDER CONSTRUCTION

Vessels under construction consists mainly of payments to shipyards as part of the Company's various new shipbuilding programs (see Note 6 for further information). Additional capitalized costs include technical design, engineering, and architectural fees. Interest cost associated with the DQSC vessels under construction are capitalized during the construction period and amounted to $0.3 million and $ 0.5 million, respectively, for the three and nine months ended September 30, 1999. No interest costs were capitalized in 1998.

4.   DEBT

Long-term debt consisted of (in thousands):

                                                                                               September 30,    December 31,
                                                                                                   1999              1998
                                                                                              --------------    --------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series, LIBOR +
    0.25% floating rate notes due semi-annually  beginning February 24, 1996 through
    August 24, 2005......................................................................       $  14,385        $   16,809
U.S. Government Guaranteed Ship Financing Bond, American Queen Series, 7.68% fixed rate, sinking fund bonds due semi-annually beginning February 24, 2006 through
    September 2, 2020....................................................................          36,198            36,198
U.S. Government Guaranteed Ship Financing  Note, Independence Series A, LIBOR +
    0.27% floating rate notes due semi-annually beginning June 7, 1996 through
    December 7, 2005.....................................................................           8,587             9,248
U.S. Government Guaranteed Ship Financing Bond, Independence Series A, 6.84% fixed rate sinking fund bonds due semi-annually beginning  June 7, 2006 through
    December 7, 2015.....................................................................          13,215            13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B, LIBOR +
    0.27% floating rate notes due semi-annually  beginning  December 7, 1996 through
    December 7, 2005.....................................................................           2,301             2,478
U.S. Government Guaranteed Ship Financing Bond, Independence Series B, 7.46% fixed rate sinking fund bonds due semi-annually beginning June 7, 2006 through
    December 7, 2015.....................................................................           3,540             3,540

Revolving credit facility (maximum availability of $70 million) .........................              --                --
                                                                                              -----------       -----------
                                                                                                   78,226            81,488

Less current portion.....................................................................           4,100             4,100
                                                                                              -----------       -----------
                                                                                                $  74,126        $   77,388
                                                                                              ===========       ===========

In the first quarter of 1999, DQSC, as borrower, closed on a new long-term credit facility with The Chase Manhattan Bank, as agent, and several participant banks (the "Chase Facility"). The Chase Facility, which is a $70 million revolving credit facility maturing in February 2004, replaces the previous credit facility with Chase Manhattan. Borrowings under the new facility bear interest at a rate, at the option of DQSC, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 1.50%, or (2) the London Interbank Offered Rate plus a margin ranging from 1.50% to 2.50%. DQSC is also required to pay an unused commitment fee at a rate of 0.50% per annum.

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

As of September 30, 1999, the Company complied with all covenants under its various debt agreements.

5.   STOCKHOLDERS' EQUITY

COMMON STOCK OFFERING

In the second quarter of 1999, the Company completed a public offering of an additional 4,025,000 shares of common stock. The net proceeds to the Company, after offering expenses, were $63.5 million and are being used for construction of the initial Hawaii vessel.

ACCUMULATED DEFICIT

Changes in accumulated deficit for the nine months ended September 30, 1999 were (in thousands):

       Accumulated deficit at December 31, 1998.........     $(17,823)
       Net loss.........................................       (1,717)
                                                             --------
       Accumulated deficit at September 30, 1999........     $(19,540)
                                                             ========

RESTRICTED STOCK

In February 1999, the Company reserved and set aside 72,122 shares of restricted common stock as compensation for a key salaried employee. Issuance and sale of these shares is restricted prior to the employee's retirement from the Company. Unearned compensation was recorded at the date of the restricted stock award based on the market value of shares. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized to expense over a four year vesting period, which began in July 1999.

6.  COMMITMENTS AND CONTINGENCIES

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

On August 5, 1999, the Company entered into an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The 1,214 passenger cruise ship is expected to be transferred to the Company in the Fall of 2000 and will be operated in the Hawaiian Islands as a U.S.-flag vessel. See Note 7 for further information.

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

7.  SUBSEQUENT EVENTS

SHIP ACQUISITION

On October 15, 1999, the Company finalized its agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. $1.0 million previously placed in escrow by the Company upon entering the agreement with Holland America Line was released back to the Company. The purchase agreement required the Company to make an earnest money deposit of $18 million by October 18, 1999 and an additional $12 million by January 17, 2000. The Company has arranged for an unsecured letter of credit facility with Chase Manhattan Bank for up to $30 million and satisfied the first deposit requirement by posting an $18 million letter of credit. Outstanding letters of credit under this facility bear interest at a rate of 2.125% per annum. The Company is also required to pay a commitment fee of 0.375% per annum on the unused portion of the facility. Persons and entities affiliated with Equity Group Investments, Inc. ("EGI"), the Company's largest shareholder, guaranteed the letter of credit facility to Chase Manhattan Bank, thereby allowing the Company to obtain the facility. The Company has paid EGI a commitment fee of $0.5 million and has agreed to pay EGI additional compensation contingent upon appreciation in the Company's common stock. EGI's rights to receive this additional compensation will vest, on a monthly basis, during the period that the guarantee remains outstanding and will increase to the extent that amounts are paid by EGI pursuant to the guarantee. EGI has a period of five years to exercise its rights to receive such payment, subject to the Company's right to pay such additional fee at any time within the next three years at escalating amounts and tied to the rights vested by EGI. A committee comprised of the Company's independent directors negotiated the arrangement with EGI. The committee received independent legal and financial advice. The purchase agreement with Holland America Line provides for the transaction to close in October 2000. As part of the purchase agreement, Holland America Line has agreed to make available to the Company $84.5 million of financing secured by the vessel. Paired with the EGI commitment to provide up to $30.0 million, this represents all of the funds needed by the Company to purchase the ms Nieuw Amsterdam.

On October 27, 1999, the Company announced that its Project America subsidiary will operate under the United States Lines brand name and that the ms Nieuw Amsterdam will be renamed the ms Patriot.

RESCISSION OF ACCOUNTING METHOD

On November 2, 1999, the Company announced that it had rescinded its prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs," relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Pursuant to SOP 93-7, the Company deferred recognition of direct response advertising costs related to certain direct response advertising efforts. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. The Company rescinded its adoption of SOP 93-7 due to difficulties encountered in implementing the new method. In rescinding SOP 93-7, the Company returned to its prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, the Company has restated its earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to its previously reported loss of $4.5 million, or ($0.32) per share. The Company has also restated its earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share, compared to its previously reported earnings of $2.3 million, or $0.13 per share. For the six months ended June 30, 1999, the Company has restated its earnings to reflect a loss of $3.8 million, or ($0.24) per share, compared to its previously reported loss of $2.2 million, or ($0.14) per share.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate two cruise lines:
Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the Independence steamship. We have formed a third cruise line, United States Lines, to operate the ms Patriot and the new Hawaii cruise vessels following their renovation or construction.

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

(1) passenger expenses, such as employee payroll and benefits and the cost of food and beverages,

(2) vessel operating costs including lay-up and drydocking costs for our vessels,

(3)  insurance costs,

(4)  commissions paid to travel agents, and

(5)  air ticket and hotel costs.

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize revenue when the passengers take their cruises and make a corresponding reduction in our unearned passenger revenues. Our revenues and some of our expenses vary considerably when measured on a quarterly basis. This is due to the seasonality of our Delta Queen revenues, the timing of our Delta Queen and American Hawaii lay-ups and drydockings, and fluctuations in airfares. These variations are reflected in our fare revenues per passenger night, which are commonly referred to as fare per diems, and our occupancy rates.

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

The following discusses the Company's consolidated results of operations and financial condition for the three months and nine months ended September 30, 1999 and 1998. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Operations data expressed as a percentage of total revenue for the periods indicated is as follows:



                                                        Three Months                             Nine Months
                                                     Ended September 30,                     Ended September 30,
                                               --------------------------------       -------------------------------
                                                  1999                1998               1999                 1998
                                               ------------       -------------       ------------        -----------

Revenues                                          100%               100%                100%                 100%
Costs and Expenses:
     Operating expenses....................        62                 64                  64                   66
     Selling, general and administrative...        24                 20                  28                   24
     Depreciation..........................         7                  8                   8                    9
Operating income (loss)....................         6                  7                  (1)                   1
Net income (loss)..........................         4                  3                  (1)                  (1)


Selected operating statistics for the periods indicated are as follows:


                                                          Three Months                              Nine Months
                                                       Ended September 30,                      Ended September 30,
                                                 --------------------------------          ------------------------------
                                                    1999                 1998                 1999                1998
                                                 -----------          -----------          -----------         ----------

Fare revenue per passenger night.............    $    231             $    222             $    227            $    222
Total revenue per passenger night............    $    325             $    308             $    322            $    313

Weighted average operating days (1):
     DELTA QUEEN.............................          92                   92                  250                 256
     AMERICAN HAWAII.........................          92                   92                  273                 273

Vessels capacity per day (berths) (2):
     DELTA QUEEN.............................       1,026                1,026                1,026               1,026
     AMERICAN HAWAII.........................         867                  867                  867                 867

Passenger nights (3).........................     176,805              165,539              476,460             464,361
Physical occupancy percentage (berths) (4)...         102%                  95%                  97%                 93%




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

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

Consolidated third quarter 1999 revenues increased $6.6 million to $57.5 million from $50.9 million for the third quarter 1998. This represents a $4.2 million increase in fare revenues combined with a $2.4 million increase in other revenues. Delta Queen's fare revenues increased $3.1 million, reflecting a 7% increase in fare per diems and a 5% increase in occupancy. American Hawaii's fare revenues increased $1.1 million on an 8% increase in occupancy while fare per diems were consistent with the prior year. Of the $2.4 million increase in other revenues, $1.9 million is attributable to increases in passenger air and hotel revenue corresponding to the occupancy increase at both cruise lines. American Hawaii's onboard revenue also increased by $0.6 million reflecting an 11% improvement in onboard revenue per passenger night combined with the 8% occupancy increase.

Consolidated cost of operations increased $3.0 million to $35.8 million for the third quarter of 1999 from $32.8 million or the comparable period of 1998. Delta Queen's operating costs increased $1.4 million due to an increase in passenger, commission, and air and hotel expenses. American Hawaii's operating costs increased $1.6 million mainly corresponding to the increases in onboard, air and hotel revenue noted above. Consolidated gross profit increased $3.5 million for the third quarter 1999 as compared to 1998.

Consolidated selling, general and administrative expenses, before capacity expansion expenses, increased $2.6 million to $12.1 million for the third quarter of 1999 from $9.5 million for the same period in 1998. The increase was a result of higher selling and marketing expenses, which increased by $3.0 million from the prior year. In the third quarter of 1999, both American Hawaii and Delta Queen began to promote year 2000 sailings whereas in the third quarter of 1998, minimal amounts were incurred for 1999 sailings. Capacity expansion expenses increased $1.0 million to $1.7 million from $0.7 million in 1998. Beginning in the third quarter of 1999, marketing and public relations expenses for the Columbia Queen were incurred, which amounted to $0.8 million. Additionally, $0.3 million of compensation expense was recognized in the third quarter of 1999 for restricted stock vesting. Depreciation expense for the third quarter of 1999 was consistent with 1998.

The consolidated operating income for the third quarter of 1999 was $3.7 million as compared to $3.8 million for the comparable period of 1998.

Interest expense decreased by $0.3 million due to the capitalization of interest expense and a lower outstanding debt balance in the third quarter of 1999. Interest income increased by $0.8 million in the third quarter of 1999 as a result of proceeds received by us upon the sale of additional common stock in the second quarter of 1999. Our consolidated effective tax rate was 40% for both periods in 1999 and 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated revenues for the first nine months of 1999 increased $8.1 million to $153.2 million from $145.1 million for the first nine months of 1998 representing a $5.1 million increase in fare revenues combined with a $3.0 million increase in other revenues. Delta Queen's fare revenues increased $2.6 million, reflecting a 6% increase in fare per diems and a 1% increase in occupancy, offset by a 2% decrease in capacity due to six fewer average operating days. American Hawaii's fare revenues increased $2.5 million on a 7% increase in occupancy while fare per diems decreased by 1%. Of the $3.0 million increase in other revenues, $1.8 million is attributable to an increase in passenger air and hotel revenue at both cruise lines. American Hawaii's onboard revenue also increased by $1.4 million reflecting a 9% improvement in onboard revenues per passenger night combined with a 7% occupancy increase while Delta Queen's onboard revenue decreased by $0.2 million reflecting the decrease in capacity.

Consolidated cost of operations for the first nine months of 1999 increased $3.1 million over the comparable period of 1998. Delta Queen's operating costs increased by $0.7 million primarily corresponding to the increase in air revenue. American Hawaii's operating costs increased $2.4 million corresponding to the increases in onboard, air and hotel revenue noted above. Consolidated gross profit increased $5.0 million for the first nine months of 1999.

Consolidated selling, general and administrative expenses, before capacity expansion expenses, increased by $6.7 million to $40.5 million for the first nine months of 1999 from $33.8 million for the same period in 1998. The increase was a result of higher selling and marketing expenses, which increased by $6.4 million from the prior year. Increased selling and marketing expenses were incurred earlier in 1999 to promote cruises occurring in 1999. Higher selling and marketing expenses in the third quarter of 1999 were incurred to promote year 2000 sailings. Capacity expansion expenses increased by $1.1 million to $2.8 million from $1.7 million in the first nine months of 1998. Beginning in the third quarter of 1999, marketing and public relations expenses for the Columbia Queen were incurred, which amounted to $0.8 million. The remainder of the increase is attributable to salary and benefits associated with new personnel hired during 1999 to run our capacity expansion program. Depreciation expense for the first nine months of 1999 was consistent with 1998.

The consolidated operating loss for the first nine months of 1999 was $0.8 million as compared to operating income of $1.7 million for the first nine months of 1998.

Interest expense decreased by $0.6 million due to the capitalization of interest expense and a lower outstanding debt balance in the first nine months of 1999. Interest income increased $1.5 million in the first nine months of 1999 as a result of proceeds received by us upon the sale of additional common stock in late April and early May. In February 1998, we received $0.3 million of final proceeds from the buyer of the Maison Dupuy hotel which we sold in October 1996. Our consolidated effective tax rate was 40% for both periods in 1999 and 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the nine months ended September 30, 1999, cash provided by operations was $28.3 million compared to $15.9 million in 1998. The improvement reflected a greater seasonal increase in unearned passenger revenues, which increased $22.0 million in 1999, as compared to an increase of $10.1 million in 1998. The increase in unearned passenger revenues was greater in 1999 than in 1998 primarily due to (1) an improvement in American Hawaii's and Delta Queen's advance bookings and (2) deposits received in 1999 for millennium charter cruises at Delta Queen.

Investing Activities

During 1999, we made a $1.0 million deposit into escrow upon entering into an agreement with Holland America Line to purchase the ms Nieuw Amsterdam, which was subsequently returned to us. Our capital expenditures of $45.1 million included $40.5 million for vessels under construction which is comprised mainly of payments to shipyards. Other capital costs for the new shipbuilding programs include technical design, engineering and architectural fees. For the Hawaii cruise ships under construction, we have spent $28.0 million during 1999, while $12.5 million has been spent in 1999 on the Columbia Queen and Delta Queen coastal vessels projects. Other capital expenditures of $4.6 million were mainly related to our existing vessels such as lay-ups for our Delta Queen vessels, which were completed earlier in 1999.

Financing Activities

For the nine months ended September 30, 1999, we made scheduled principal payments of $3.3 million under the American Queen and Independence ship financing notes and borrowed and repaid $2.0 million under our credit facility. In the second quarter of 1999, the Company completed a public offering of an additional 4,025,000 shares of common stock. The net proceeds to the Company, after offering expenses, were $63.5 million and are being used for construction of the initial Hawaii vessel. Additional proceeds from the issuance of common stock were received from employee stock option exercises. We also paid $2.2 million for financing efforts related to our new credit facility and Maritime Administration financing, as discussed below.

Capital Expenditures and Debt

For the Hawaii cruise market, we are constructing two new cruise ships over the next five years and plan to introduce an existing foreign-built cruise ship, which we have a contract to acquire, in the Hawaii market prior to delivery of the new vessels. On March 9, 1999, we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passengers berths, with options to build up to four additional vessels. The estimated construction cost of the two initial ships, inclusive of shipyard contract price, furniture, fixtures, and owner-furnished equipment, will be approximately $470 million each. The agreement provides that the first ship will be delivered in January 2003 and the second ship in January 2004.

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

Over the next twelve months, we expect to spend approximately $125 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

On October 15, 1999, the Company finalized an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required the Company to make an earnest money deposit of $18 million by October 18, 1999 and an additional $12 million by January 17, 2000. The Company has arranged for an unsecured letter of credit facility with Chase Manhattan Bank for up to $30 million and satisfied the first deposit requirement by posting an $18 million letter of credit. Outstanding letters of credit under this facility bear interest at a rate of 2.125% per annum. The Company is also required to pay a commitment fee of 0.375% per annum on the unused portion of the facility. Persons and entities affiliated with Equity Group Investments, Inc. ("EGI"), the Company's largest shareholder, guaranteed the letter of credit facility to Chase Manhattan Bank thereby allowing the Company to obtain the facility. The Company has paid EGI a commitment fee of $0.5 million and has agreed to pay EGI additional compensation contingent upon appreciation in the Company's common stock. EGI's rights to receive this additional compensation will vest, on a monthly basis, during the period that the guarantee remains outstanding and will increase to the extent that amounts are paid by EGI pursuant to the guarantee. EGI has a period of five years to exercise its rights to receive such payment, subject to the Company's right to pay such additional fee at any time within the next three years at escalating amounts and tied to the rights vested by EGI. Under the purchase agreement, at the closing scheduled for October 2000, we are required to fund the $30 million deposit. If EGI funds the $30 million deposit, we will pay EGI interest at 15% per annum and the obligation will mature 24 months after funding. In addition, Holland America Line has agreed to provide financing for the remaining portion of the purchase price totaling $84.5 million for 75 months at the prevailing prime rate. The Holland America Line financing will be secured by a first preferred ship mortgage. Prior to introducing the ms Patriot into service in December 2000, we expect to spend approximately $10 to 15 million on improvements to the ship. This will be funded from cash on hand, funds from operations, new borrowings from lenders, and possibly through the capital markets.

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

Over the next twelve months, we expect to spend approximately $35 million to $40 million on building the new coastal cruise vessels, which also includes anticipated payments to Atlantic Marine, Inc.

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

In the first quarter of 2000, the three existing Delta Queen vessels will undergo lay-ups which are expected to cost approximately $6.7 million, including repairs and maintenance. These amounts will be funded from working capital and the Delta Queen credit facility. The Independence will undergo an 18-day drydock in early 2000, which is expected to cost approximately $5.5 million, including repairs and maintenance, and will be funded from cash on hand.

As of September 30, 1999, we complied with all covenants under our various debt agreements.

We believe we will have adequate access to capital resources, both internally and externally, to meet our current short-term and long-term capital commitments. Such resources may include cash on hand, new borrowings from lenders, and the ability to secure additional financing through the capital markets. We continually evaluate opportunities to increase capacity at both Delta Queen and in Hawaii and to strategically grow our business. Although we believe that we will be able to obtain sufficient equity and debt financing from the capital markets to satisfy our financial obligations relating to construction of the new vessels, and to acquire, renovate and introduce the ms Patriot into service, we cannot assure you that we will be able to obtain additional financing at commercially acceptable levels to finance these projects and, if we so choose, to pursue strategic business opportunities. If we fail to obtain such financing, we may have to postpone or abandon some of our construction plans.

In June 1997, our board of directors approved a stock repurchase plan. The plan authorizes us to repurchase up to one million shares of our stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of September 30, 1999, we had repurchased 51,000 shares at an average purchase price of $14.84 per share under the plan. We currently have no intention to repurchase any additional shares of common stock.

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

For information technology systems, inventories and risk assessments have been completed for all our shoreside software applications, hardware and operating systems. Our reservations systems functions have been tested and were found to be compliant. We have also determined that our shoreside phone system and onboard financial systems on the Delta Queen vessels are Year 2000 compliant. Our new shoreside financial system, which replaced our prior non-Year 2000 compliant system, became operational on October 4, 1999. The Independence's onboard financial system is now Year 2000 compliant. We anticipate that these modifications and improvements will enable our information systems to function properly with respect to dates in the Year 2000 and thereafter.

Inventories and risk assessments have been completed for all non-information technology systems. No Year 2000 issues with respect to navigation, control and propulsion systems are believed to exist on our vessels.

Risks of Year 2000 Issues

If any of our suppliers or travel partners do not, or if we do not, successfully implement solutions to any Year 2000 issues, we could experience delays in scheduled cruises which could result in lost revenues or increases in costs and could subject us to claims and damages. To determine the most reasonably likely sources of these risks, we have been communicating with our major suppliers and travel partners on their Year 2000 compliance issues. For example, our external air ticketing and credit card processing software have been determined to be Year 2000 compliant.

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

Our major suppliers and travel partners consist of our transportation vendors, our primary external airline ticketing vendors, and our primary credit card processing software vendors. Our primary external airline ticketing vendor has certified that its systems are Year 2000 compliant. Our primary credit card processing software vendors have also certified that their systems are Year 2000 compliant. We have not received written assurance from our transportation vendors indicating that they will be Year 2000 compliant before the end of 1999. Because we have no contingency plan to transport our customers long distances to and from our embarkation and disembarkation points, failure by our transportation vendors to provide transportation services could have a material adverse effect on our operations and our financial condition.

Some risks of the Year 2000 issue are beyond our control and our other travel partners and suppliers. For example, no preparations or contingency plan will protect us from a downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with Year 2000 issues.

Costs

We have estimated our total costs for system improvements and the Year 2000 project to be approximately $1.0 million. These efforts are being funded from working capital. Of the total project cost, approximately $0.5 million is attributable to the implementation of a new accounting system. This amount includes new software, new hardware, and consulting fees, all of which are being capitalized. Another $0.2 million of capital outlays is attributable to the upgrading of the Independence's onboard financial system. The remaining $0.3 million is expected to be expensed as incurred and is not expected to have a material impact on the results of operations. The Year 2000 project represents less than 10% of our information systems budget. To date, we have incurred and expensed approximately $0.2 million related to our systems improvements and the Year 2000 project. These costs do not include costs incurred by us as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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

Contingency Plans

We are preparing our contingency plans to identify and determine how to handle our most probable worst case scenarios. Preliminary contingency plans are currently being reviewed. Comprehensive contingency plans are estimated to be substantially completed by November 30, 1999 and continued refinements are expected to occur throughout the remainder of the year.

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



ITEM  6. Exhibits and Reports on Form 8-K

           a) Exhibits:
                        3.(ii)          Third Amended and Restated By-Laws of
                                        the Company
                        10.(iv)(a)(9)   Vessel Conversion Agreement dated August
                                        20, 1999 between Nichols Brothers Boat
                                        Builders, Inc. and The Delta Queen
                                        Steamboat Co.*
                        27.             Financial Data Schedule.


           b) Reports on Form 8-K:

              None.


*Certain portions of this exhibit filed herewith have been omitted pursuant to an application for an order of confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. This non-public information has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN CLASSIC VOYAGES CO.




                                       By:    /s/ Philip C. Calian
                                              ---------------------------------
                                              Philip C. Calian
                                              Chief Executive Officer



                                       By:    /s/ Randall L. Talcott
                                              ---------------------------------
                                              Randall L. Talcott
                                              Vice President-Finance and
                                              Treasurer (Principal Financial
                                              and Accounting Officer)








Dated: November 12, 1999
------------------------
                                       19