Form 10-K405
period 1999-12-31
AMERICAN CLASSIC VOYAGES CO
filed 2000-03-30
CIK 315136

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------


                                    FORM 10-K


            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $333.7 million based upon the last reported sale price of $25.00 per share on March 27, 2000 on The Nasdaq Stock Market. Using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, certain persons designated as affiliates for purposes of this computation may not be held to be affiliates upon judicial determination.

As of March 27, 2000, there were 20,749,653 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART III  --  Portions of the registrant's  definitive Proxy Statement,  which will be filed with the Securities and Exchange Commission by April 24, 2000.

================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                      INDEX

     ITEM DESCRIPTION                                                                                             PAGE
     ----------------                                                                                             ----
     Part I
                  Item 1   --    Business........................................................................    3
                  Item 2   --    Properties......................................................................   14
                  Item 3   --    Legal Proceedings...............................................................   15
                  Item 4   --    Submission of Matters to a Vote of Security Holders.............................   15

     Part II
                  Item 5   --    Market for Registrant's Common Equity and Related
                                 Stockholder Matters.............................................................   16
                  Item 6   --    Selected Financial Data.........................................................   16
                  Item 7   --    Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations.............................................   16
                  Item 7A --     Quantitative and Qualitative Disclosures About Market Risk......................   16
                  Item 8   --    Financial Statements and Supplementary Data.....................................   16
                  Item 9   --    Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure..........................................   16

     Part III
                  Item 10  --    Directors and Executive Officers of the Registrant..............................   17
                  Item 11  --    Executive Compensation..........................................................   17
                  Item 12  --    Security Ownership of Certain Beneficial Owners
                                 and Management..................................................................   17
                  Item 13  --    Certain Relationships and Related Transactions..................................   17

     Part IV
                  Item 14  --    Exhibits, Financial Statement Schedules,
                                 and Reports on Form 8-K.........................................................   18

                          AMERICAN CLASSIC VOYAGES CO.

                                     PART I

ITEM 1. BUSINESS

GENERAL

American Classic Voyages Co. is the leading provider of overnight passenger cruises among the Hawaiian Islands and on the Mississippi River system. We currently operate two cruise lines under the names American Hawaii and Delta Queen. American Hawaii, acquired in August 1993, operates the S.S. Independence, a U.S.-flagged ocean liner with 867 total passenger berths. American Hawaii provides inter-island cruises on a year-round basis among the Hawaiian Islands. Delta Queen currently operates the Delta Queen, American Queen and Mississippi Queen, U.S.-flagged paddlewheel steamboats having 1,026 total passenger berths. Delta Queen provides cruise vacations on the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois and Atchafalaya Rivers. We do not offer gaming on our vessels.

American Classic Voyages Co. is a Delaware corporation incorporated in 1985 as a holding company that owns and controls The Delta Queen Steamboat Co., which operates Delta Queen through various subsidiaries, and Great Hawaiian Cruise Line, Inc., which operates American Hawaii through various subsidiaries. American Classic Voyages Co. also owns and controls Project America, Inc., which operates United States Lines(R)through various subsidiaries. American Classic Voyages Co.'s principal executive offices are located at Two North Riverside Plaza, Suite 200, Chicago, Illinois 60606. Delta Queen and American Hawaii's principal administrative offices are located in New Orleans, Louisiana.

We are the largest owner and operator of U.S.-flag passenger vessels. Under the Passenger Vessel Act of 1886 and related U.S. laws, only U.S. ships that are (1) U.S. built, (2) owned by U.S. citizens, (3) operated by U.S. crews and officers, and (4) U.S.-flagged by the U.S. Coast Guard are permitted to operate exclusively among U.S. ports, including the islands of Hawaii. We are the only U.S.-flagged, large scale, overnight cruise line operator providing inter-island vacations among the Hawaiian Islands.

Accordingly, we believe our U.S.-flagged designation provides us with significant itinerary advantages. Our cruises can visit and explore the beauty and attractions of the various Hawaiian Islands without having to include a foreign port in our itineraries, which would involve at least four sailing days across the Pacific Ocean. On inland U.S. waterways, where Delta Queen operates, the Passenger Vessel Act requirements effectively prohibit foreign-flagged vessels from offering competing itineraries.

The U.S. Flag Cruise Ship Pilot Project Statute was enacted in 1997 to develop the U.S.-flagged cruise ship industry and stimulate commercial construction of cruise ships in the U.S. In connection with our execution of a definitive agreement with Ingalls Shipbuilding to construct at least two new vessels in a U.S. shipyard (see below), we believe that we will have (1) the exclusive right to operate large U.S.-flagged cruise ships in the domestic trade among the Hawaiian Islands for the life expectancy of the vessels and (2) the right to operate the ms Patriot (see below) as a U.S.-flagged ship in the Hawaiian Islands for a period of two years following delivery of the final new vessel under the contract. We will enjoy the benefits of the Pilot Project Statute, however, only if we comply with its terms. The Pilot Project Statute requires, among other things, as a condition to obtaining these rights that the agreement to construct the new cruise ships provide that (1) the vessels are built with more than 867 berths each and (2) delivery of the first vessel be prior to January 1, 2005 and the second vessel prior to January 1, 2008. The statute does not restrict the activities of small U.S.-flagged cruise ships with fewer than 275 passengers and less than 10,000 gross tons.

CURRENT OPERATIONS

American Hawaii -- Current Operations

American Hawaii's cruise ship, the S.S. Independence, operates inter-island cruise vacations among the Hawaiian Islands year round. Built in 1951, the S.S. Independence has 867 passenger berths. American Hawaii offers primarily seven day itineraries with ports of call throughout the Hawaiian Islands. The itinerary affords an opportunity to view Mount Kilauea, one of the world's few active volcanoes, and the soaring sea cliffs of the inaccessible Na Pali coast. Many cruise passengers also choose to extend their stay in Hawaii, purchasing hotel accommodations through American Hawaii. American Hawaii offers more than 50 optional shore excursion activities to passengers to showcase the spectacular Hawaiian scenery and local attractions.

Cruise fares on American Hawaii for a seven-day cruise, as stated in the 2000 cruise brochure, range from luxurious suites at $3,435 per person to interior cabins with a single sofa bed and fold-away upper berth at $1,335 per person, based on double occupancy. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late evening buffet, night entertainment on the vessel and port charges. American Hawaii also offers seasonal youth programs to attract passengers with children, as the S.S. Independence has a large number of cabins that can accommodate three and four passengers.

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

According to the Cruise Industry News Market Report, in 1999, Delta Queen enjoyed a 59% market share of available berths within the domestic rivers and waterways segments of the overnight cruise market. Delta Queen is marketed to mature adult travelers as a unique vacation experience aboard classic steamboats in which the people, sights, romance and history of heartland America are explored. We believe individuals are attracted to our paddlewheel steamboat cruises because of the quality of our service, dining, accommodations and entertainment, as well as the unique characteristics of the steamboat experience, including the connection to American history.

Delta Queen promotes special cruise packages revolving around specific themes which allow passengers to participate in activities, meet special guest lecturers, and enjoy entertainment relevant to the theme. Seasonal theme cruises include: "Spring Pilgrimage," "Fall Foliage - Autumn in America" and "Old Fashioned Holidays" while geographic themes include "Dixie Fest," "Cajun Culture" and "Gardens of the River." Old standbys and continuing favorites are "Kentucky Derby" cruises that include attendance at the Kentucky Derby horse race and "The Great Steamboat Race," a reenactment of the famous 19th Century race between the Natchez and the Robert E. Lee steamboats. For nostalgia and history lovers, Delta Queen offers "Big Band," "Civil War" and "Fabulous 50s" theme cruises. In addition, several new theme cruises have been added, such as "Tramping on the River" cruises featuring impromptu river stops, "The History of Steamboatin'," which retraces the 1811 voyage of the first successful steamboat voyage down the Ohio and Mississippi Rivers to New Orleans and "Mississippi River American Indian" in which the lifestyle, religion and society of America's first inhabitants is featured.

The Steamboatin'(TM) cruise fare for an average five-day cruise, as stated in the 2000/2001 cruise brochure, ranges from luxurious suites at $3,345 per person to interior cabins with lower and upper passenger berths at $1,445 per person, based on double occupancy. The fare also includes three full service meals per day, along with mid-afternoon snacks and a late evening buffet, day and night entertainment on the vessels and port charges.

To attract additional customers, Delta Queen has developed products which combine its steamboat cruises with escorted tours and overnight stays at historic port cities. As a convenience to its passengers, Delta Queen will also arrange hotel accommodations and air and land transportation to and from the cruise embarkation and disembarkation points.

Delta Queen annually welcomes back a large number of prior passengers through its relationship marketing program. New passengers are acquired through targeted direct mail, direct response advertising and other promotional activity. Media coverage generated by public relations activity is another method of acquiring new customers and building brand awareness. In 1999, Steamboatin' vacations were featured or mentioned in more than 2,600 articles in publications with national and local circulations. In addition, each year a significant number of new customers are referred by prior customers. Nearly all Steamboatin' vacations are booked via travel agents, who receive frequent communications from Delta Queen and who are supported with collateral and mailing materials.

Sales and Marketing

We maintain one field sales force and one common reservation staff for Delta Queen, American Hawaii and United States Lines. We sell our cruise products primarily through two major channels, of which the most significant channel is travel agents operating throughout the U.S. We have programs which educate travel agents about the unique nature of our travel experiences, the vessels' itineraries, special programs, theme cruises and pricing policies. To assist in generating reservations from travel agents, we engage in both consumer and trade-oriented advertising, including direct mailings of our cruise lines' literature to travel agencies. We also maintain contact with travel agents through our field sales personnel who conduct educational seminars and attend trade shows. Our second major sales channel is group travel organizers, consisting of clubs, travel agencies and tour operators who arrange for the sale of cruise vacations at discounted fares. We provide a variety of incentives to these organizers, including fare discounts and promotional materials. During fiscal 1999, no single customer accounted for more than 10% of our consolidated revenues.

Pricing and Advance Reservations

We issue separate full color sales brochures for Delta Queen, American Hawaii and United States Lines which contain descriptive information, itineraries and fare schedules, prior to the beginning of each upcoming calendar year. We price our cruise fares, based on cabin category, using a single pricing schedule for each cruise line throughout the calendar year, except for the Columbia Queen and the ms Patriot, which are priced seasonally. As an inducement for passengers to book early, we generally offer an early booking discount which typically consists of the current year's fares to passengers who book more than six to eight months in advance for the upcoming year. In addition, we offer to group travel organizers and others limited discounts from our published fare schedules.

We actively market our cruises up to one year prior to the cruise year and the level of advance reservations at any given date provides us with an indication of our future fare revenue. A significant portion of such reservations is booked more than six months in advance of the cruise date. Generally, customers of each cruise line must pay a $300 refundable deposit within one week of booking a cruise with the balance of the cruise fare to be remitted 60 days in advance of the departure date. Depending upon the proximity of a cancellation to the cruise date, customers may lose some or all of their deposits or cruise fares. For a nominal fee, we also offer trip cancellation insurance through a third-party insurer which allows the customers to reduce their exposure to cancellation charges. As of March 10, 2000, advance reservations for the 2000 cruise year for Delta Queen, American Hawaii and United States Lines combined were $129.8 million. As of March 10, 1999, advance reservations for the 1999 cruise year were $119.8 million. However, we cannot specifically determine the amount of revenues to be derived from advance reservations as we cannot guarantee that any particular advance reservation will result in any revenue to us.

EXPANSION PLANS

We believe that there is significant untapped market potential in the cruise industry and plan to realize some of this potential by expanding both our Hawaii and Delta Queen cruise lines. In the Hawaii cruise market, we plan to leverage our U.S.-flagged designation and the unique competitive advantages offered to us under the Pilot Project Statute by introducing larger, more modern vessels into the Hawaii vacation market under the United States Lines banner. We intend to use this brand name to help us market our Hawaii business. To expand Delta Queen's position in the U.S. inland waterway cruise market, we plan to extend our cruise itineraries into the U.S. coastal cruise market with up to five new coastal cruisers and to introduce a fourth riverboat, the Columbia Queen, to operate on the Columbia River system in the Pacific Northwest.

Hawaii Expansion Plans

Acquisition and Introduction of ms Patriot

In order to expedite the introduction of a larger, more modern ship into the Hawaii cruise market, we have agreed to acquire a foreign-built vessel and operate it as a U.S.-flagged vessel in the Hawaii market. Our operation of a foreign-built vessel in the Hawaiian Islands is permitted under the terms of the Pilot Project Statute. We have entered into a contract to purchase the ms Nieuw Amsterdam from Holland America Line for $114.5 million. Under the terms of the purchase agreement, the vessel will be delivered in October, 2000. We intend to rename the 1,214-passenger vessel the ms Patriot. We have scheduled the ms Patriot's inaugural voyage for December, 2000. The vessel has nine public decks with 607 passenger staterooms, 68% of which are outside cabins, and including 20 suites. It features two outdoor swimming pools, a spa, a gymnasium, a two-deck main lounge and six additional lounges and bars, as well as a spacious dining room, an indoor/outdoor cafe, a boutique and seven passenger elevators. Upon delivery we plan to renovate portions of the vessel for an estimated cost of $12 million to $16 million by adding a destination learning center, family activities center, and upgrading the conference and meeting facilities and other passenger facilities on board. The ms Patriot will offer seven-day cruise vacations throughout the Hawaiian Islands, sailing from Oahu to Kauai, Maui, and the island of Hawaii. Guests on the ms Patriot will be able to select numerous shore excursions featuring some of the Hawaiian Islands' most beautiful attractions. The ms Patriot cruises will feature American and Hawaiian regional cuisine, a cultural enrichment program and nightly showplace entertainment.

New Hawaii Vessels

On March 9, 1999, we executed definitive agreements with Ingalls Shipbuilding to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships are currently estimated to cost $440 million each, plus approximately $30 million for furnishings, fixtures and equipment. Each of the new vessels is expected to measure approximately 840 feet in length, with 13 decks and approximately 950 cabins containing at least 1,900 passenger berths. The contract provides that Ingalls Shipbuilding will deliver the first new ship in January 2003 and the second ship in January 2004. Litton Industries, Ingalls Shipbuilding's parent company, has provided a performance guarantee of the contract. Ingalls Shipbuilding will provide a limited warranty for the design, material and workmanship of each vessel for one year after delivery. In addition, the shipbuilding contract provides us an option to build up to four additional vessels. The estimated contract price of the first option vessel is $487 million and the contract price for subsequent option vessels will be negotiated between the parties.

We plan to operate the ms Patriot and the new Hawaii vessels under the United States Lines banner. We acquired the rights to the United States Lines name in October, 1999. We believe that the United States Lines was a prominent passenger shipping line in America from the turn of the century through the early 1960's.

Delta Queen Expansion Plans

In order to capitalize upon its strong market position and brand name recognition, Delta Queen plans to expand its current business by introducing:
(1) a fourth riverboat, the Columbia Queen, offering new itineraries on the Columbia River system in the Pacific Northwest; and (2) at least two new vessels capable of offering cruises along U.S. coastal waterways. By extending the Delta Queen line beyond our country's heartland to the underserved Pacific Northwest and coastal markets, Delta Queen plans to offer its unique cruising experience on itineraries highlighting historically or culturally interesting or beautiful destinations.

New Riverboat

We have acquired a substantially complete riverboat for $3.2 million and are currently converting this riverboat into an overnight passenger vessel with 161 passenger berths. When it is complete, we plan to operate it on the Columbia River system as the Columbia Queen, the fourth member of our Delta Queen fleet. We have engaged Cascade General, Inc. to perform the conversion work. We have scheduled the vessel to enter service in May 2000. The total cost to renovate, relocate, start-up and market the new vessel is estimated to be $25 million to $28 million. The Columbia Queen will operate approximately 10 months out of the year from its homeport of Portland, Oregon, and will traverse the Columbia, Snake and Willamette Rivers in the Pacific Northwest. Itineraries focus on providing passengers with an adventurous and educational cruise experience. Its eight-day vacation package features an overnight stay in Portland, a visit to Mount St. Helens National Monument, a seven-day cruise and many adventurous excursions from the coastal town of Astoria, Oregon to the exciting Hells Canyon in Lewiston, Idaho.

Coastal Cruise Vessels

We believe that there are itineraries along the U.S. coastlines with significant cruise market potential. We plan to capture underserved coastal markets by building at least two new ships with approximately 226 passenger berths each. We have entered into a construction contract with Atlantic Marine, Inc. of Jacksonville, Florida to construct the first two coastal cruise vessels for our Delta Queen line. Under the construction contract, the first coastal cruise vessel is scheduled to be delivered in early March 2001 and the second vessel is scheduled for delivery in June 2001. Each coastal vessel will be approximately 300 feet long, have diesel-electric propulsion systems and "state-of-the-art" safety technology. The total project cost for each new vessel is approximately $35 million.

The new Delta Queen coastal cruise vessels will have an historic design inspired by the Fall River Line vessels which traveled between New York and New England from 1847 through 1937 and became symbolic of elegant transportation and gracious service. The new vessels will be decorated in classic New England federal and nautical decor reminiscent of turn-of-the-century coastal ships, featuring the "first-class" amenities for which Delta Queen steamboats have come to be known. Approximately 90% of the passenger berths on each of the vessels will be in outside cabins. The new vessels will each have features such as elegant dining rooms with fine artwork, architectural embellishments and windows, a grand salon for entertainment, two bars, and other services typically offered on Delta Queen steamboats.

Possible new destinations identified by Delta Queen include the following:

     - EASTERN SEABOARD                           - CALIFORNIA
       Halifax, Nova Scotia                         San Francisco
       New Brunswick, Maine                         Napa Valley's wine country
       Boston Harbor
       Martha's Vineyard
       Chesapeake Bay                             - PACIFIC NORTHWEST AND ALASKA
       New York City                                Puget Sound
       Baltimore                                    Canada's Inside Passage
       Annapolis, Maryland                          The Alaskan coast
       Washington, D.C.
       Charleston, South Carolina
       Savannah, Georgia
       Florida's beaches

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

We are subject to various federal and state regulations which affect the operations of our vessels. Our U.S.-flagged vessels are subject to regulations promulgated by the U.S. Department of Transportation and enforced by the Coast Guard. The Coast Guard conducts both scheduled and unannounced inspections to determine compliance with these regulations and has the authority to delay or suspend cruises. The Delta Queen vessels must be drydocked for an inspection of the hulls' exteriors every five years. Previously, American Hawaii was required to drydock the S.S. Independence approximately every 18 months for a similar procedure. The Coast Guard is empowered to increase the interval between inspections and accordingly, we have requested and received permission from the Coast Guard to lengthen the interval of the drydocking of the S.S. Independence to 30 months, subject to annual hull surveys. The S.S. Independence was out of service for an 18-day period during January 2000 for its drydocking.

Like other entities that operate vessels on U.S. waterways, we are also subject to certain federal, state and local health and safety laws, regulations and ordinances, including environmental laws. Periodically, we incur expenditures to keep our vessels in compliance with applicable laws, regulations and ordinances. We do not anticipate making any material expenditures in 2000 with respect to environmental matters. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations.

Federal law requires that vessels for 50 or more overnight passengers be constructed of fire retardant materials. Since 1968 Congress has granted the Delta Queen eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the vessel and the Delta Queen's historic status. The statute exempting the Delta Queen requires us to notify potential passengers that the Delta Queen does not comply with applicable fire standards and prohibits us from disclaiming liability for loss due to fire caused by our negligence. The current exemption has been extended to November 1, 2008. Our ability to operate the Delta Queen is dependent upon retaining our current Congressional exemption and obtaining additional exemptions subsequent to 2008. Ocean-going passenger vessels were required to make enhancements to life safety systems by October 1, 1997 in order to comply with federal law. The S.S. Independence was brought into compliance during its spring 1997 drydock.

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

Seasonality

Delta Queen's operations are seasonal. Historically, we have had greater passenger interest and higher yields in the spring and fall months of the year. The vessels typically undergo their annual layups in December or January. While American Hawaii has historically experienced greater passenger interest in the summer and fall months of the year, quarterly variations in its revenues are much smaller than those of Delta Queen. During the summer months, in particular, American Hawaii tends to have average occupancies in excess of 100% as the number of families sharing cabins with children increases significantly during this period.

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

We also carry hull and machinery coverage with various insurers, which insures against physical loss and damage to the vessels, subject to a $500,000 deductible and/or co-payment requirements per occurrence. The vessels are insured for their appraised value. Although we believe the risk of a total loss of our vessels is remote, in all likelihood the replacement costs would exceed these coverage limits.

We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages.

Employees

We employed 1,549 persons as of December 31, 1999. Of the vessels' onboard employees, the American Maritime Officers of the AFL-CIO ("American Maritime Officers") represented approximately 138 individuals, and the Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District of the AFL-CIO ("Seafarers") represented approximately 695 individuals. The American Maritime Officers' contracts for Delta Queen and American Hawaii expire in February 2004 and May 2000, respectively, and the Seafarers' contracts for Delta Queen and American Hawaii expire in December 2003 and May 2000, respectively. Since 1986, we have not experienced any work stoppages, and we believe relations with our employees are good.

Factors Concerning Forward-Looking Statements

Certain statements in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions.

Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur.

RISK FACTORS

Our future financial condition, liquidity and operating results may adversely be affected by a number of factors, including the following:

THE SEC IS CONDUCTING AN INFORMAL INQUIRY OF OUR ACCOUNTING PRACTICES RELATING TO DIRECT RESPONSE ADVERTISING COSTS

On January 14, 2000, we announced that the SEC is conducting an informal inquiry into our accounting practices with respect to direct response advertising costs. The informal inquiry relates to our adoption of a particular methodology effective as of January 1, 1999 and our subsequent rescission of that methodology in November, 1999 due to difficulties encountered implementing the new method. We have restated our financial statements for the first and second quarters of 1999 and we believe that we are cooperating with the SEC in their informal inquiry. We are unable to predict the outcome or impact of the SEC's informal investigation. However, it is possible that the SEC's informal inquiry or a subsequent formal inquiry could result in penalties or sanctions against us. Depending upon the resulting penalties, sanctions or orders, if any, which we cannot predict at this time, our financial performance could be adversely affected, our ability to conduct our business could be impaired or we could be required to make further adjustments to our financial statements. For a more detailed description of the accounting rescission, see Note 10 to the Consolidated Financial Statements.

CONSTRUCTION AND RENOVATION DELAYS AND DEVIATIONS FROM SPECIFICATIONS FOR THE NEW HAWAII AND COASTAL VESSELS MAY ADVERSELY AFFECT EXPANSION PLANS AND FUTURE FINANCIAL PERFORMANCE

We have entered into contracts to construct at least two new vessels for our Hawaii cruise business and two new coastal cruisers for the Delta Queen line. We have also entered into a contract to acquire and renovate an existing foreign vessel for use in Hawaii and we have acquired and are converting the Columbia Queen for Delta Queen to be operated on the Columbia River system. Without these new ships, our future financial performance may be adversely impacted. Ingalls Shipbuilding, the builders of the new Hawaii cruise ships, has never built a modern passenger ship and, because no U.S. shipyard has built a passenger ship in more than 40 years, there is a limited base of experienced subcontractors for portions of the ships. We cannot assure you that we will be able to successfully complete construction, conversion or renovation of the Hawaii cruise ships or the coastal cruisers or that we will be able to complete these projects within our budgets or expected time frames. Factors that could impact the construction, conversion or renovation of the new vessels include:

                   - construction delays or complications;
                   - cost overruns;
                   - labor stoppages, slowdowns or shortages; and
                   - compliance with U.S. Coast Guard regulations and
                     classification society requirements.

Our business strategy has been developed on the assumption that we will be able to put the Hawaii cruise ships and coastal cruisers into service on a timely basis. We have also assumed that the ships will perform according to their design specifications. A significant delay in delivering the vessels, completing the renovation or conversion or a material deviation from the design specifications could have a material adverse effect on our business. Also, events out of the control of the shipyards constructing, converting or renovating the vessels could delay delivery.

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

INCREASED LEVERAGE MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE AND CASH FLOW

We will substantially increase our indebtedness as we finance a significant portion of the construction costs under existing and contemplated agreements to acquire, build, convert or renovate new vessels. This higher level of indebtedness will require us to devote an increased amount of our future cash flow from operations to the payment of principal and interest on indebtedness. At December 31, 1999, we had outstanding consolidated total long-term debt of $80.5 million. We intend to substantially increase our leverage with the debt required to finance:


- construction costs for each of the two Hawaii cruise ships projected to be approximately $470 million;

- construction costs for each of the first two coastal cruisers expected to be approximately $35 million;

- acquisition and renovation costs for the ms Patriot expected to be approximately $127 to $131 million; and

- renovation, relocation, start-up and marketing costs for the Columbia Queen expected to be approximately $25 to $28 million.

We expect that approximately 87.5% of the total cost for the new Hawaii cruise ships will be financed through Maritime Administration guaranteed private financing and a substantial portion of Delta Queen's expansion costs may be financed under a $70 million revolving credit facility from a group of lenders, with The Chase Manhattan Bank as agent. The seller of the ms Patriot, Holland America Line, a non-U.S. citizen, has agreed to provide us with financing for $84.5 million of the purchase price of the ship secured by a preferred mortgage on the vessel. Under our current expansion plans, and assuming we build, acquire, renovate and convert all of the ships we currently contemplate, we could increase our indebtedness to approximately $1.2 billion by 2004. Our increased leverage could adversely affect our ability to repay debt and reduce our working capital available for operations.

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

         - operate, maintain and support a significantly expanded fleet of vessels; and

         - hire and train additional personnel to staff our expanded fleet and support operations.

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

IF DEMAND FOR OUR NEW CRUISE PRODUCTS FAILS TO DEVELOP AS EXPECTED OR COMPETITION INCREASES, OUR BUSINESS MAY BE ADVERSELY AFFECTED

The Hawaii, Pacific Northwest and coastal cruise markets where we intend to deploy our new vessels currently do not have a large supply of cruise operators. If demand for our new vessels does not develop, our financial performance may suffer. Our expected deployment of vessels will increase the supply of available cruises in these markets significantly. We engaged market research firms to assist us in making our decision to pursue expansion plans. We cannot assure you, however, that demand for our new cruise products, services and itineraries will develop. If the market for these new cruise products fails to develop, develops more slowly than expected or becomes saturated with competitors, our business may be adversely affected.

INCREASED CAPACITY IN HAWAII MAY REDUCE OCCUPANCY ON THE S.S. INDEPENDENCE, ADVERSELY AFFECTING REVENUES

The introduction of the ms Patriot or our new cruise ships into the Hawaii cruise market could cause occupancy or revenue levels on the S.S. Independence to decline. If revenue levels drop so much that the S.S. Independence generates operating losses, it may reduce our expected benefits from increased capacity in Hawaii and could have a material adverse effect on our financial condition.

IF WE CANNOT BENEFIT FROM THE EXCLUSIVE RIGHTS OF THE PILOT PROJECT STATUTE, OUR REVENUE GROWTH IN HAWAII WOULD BE ADVERSELY AFFECTED

We believe the Pilot Project Statute provides us with the exclusive right to operate large U.S.-flagged cruise ships in the Hawaiian Islands for the life expectancy of our new ships. We will enjoy the benefits of the Pilot Project Statute, however, only if we comply with its terms. Our competitive advantage could be eliminated or diminished if the Pilot Project Statute were to be repealed or amended , if our interpretation of its terms is not upheld or if we fail to satisfy its requirements. This could have a material adverse effect on our expansion plans. For a more detailed discussion of the Pilot Project Statute, see "Business -- General."

MODIFICATION OF THE PASSENGER VESSEL ACT MAY ADVERSELY AFFECT OUR BUSINESS

From time to time, proposals are made which would limit or eliminate the terms of the Passenger Vessel Act. If the Passenger Vessel Act is repealed or amended to allow foreign-flagged ships the same rights to transport passengers between U.S. ports as U.S.-flagged ships, we could face considerable competition in all our lines, including competition from entities with greater financial resources. Under the Passenger Vessel Act and related laws, only U.S.-flagged ships may transport passengers between U.S. ports. Consequently, only ships which are U.S. built, owned, operated and documented may operate between U.S. ports, including the islands of Hawaii. Foreign-flagged ships may transport passengers between U.S. ports only if their itineraries include a stop at a foreign port. This increased competition could have a material adverse effect on our business. For a more detailed discussion of the Passenger Vessel Act, see "Business -- General."

INCREASED COMPETITION IN THE HAWAII CRUISE MARKET AND FROM OTHER VACATION ALTERNATIVES, MAY ADVERSELY IMPACT OUR FINANCIAL PERFORMANCE

We presently compete against a wide range of vacation alternatives, including other cruises, destination resorts and sightseeing vacations. Cruise lines or other entities, including those with greater resources, could introduce overnight U.S.- flagged vessels in direct competition with our Delta Queen vessels, which may adversely impact our financial performance. We may also face additional competition in the Hawaii cruise market from foreign-flagged vessels as the Hawaii cruise market expands. The entry of direct competition could make it more difficult for us to maintain or further increase occupancy or prices for cruise vacations. This could result in lower margins and reduce the profitability of our business.

AS A MEMBER OF THE VACATION AND LEISURE INDUSTRY, OUR BUSINESS IS SENSITIVE TO GENERAL ECONOMIC AND BUSINESS CONDITIONS

As a vacation and leisure company providing cruise vacations, we depend on our customers' leisure spending. Adverse change in the general economic or business environment could affect our customers by decreasing the amount of money they spend on leisure activities such as cruising. A decrease in leisure spending could affect passenger yields and occupancy rates on our ships, which could adversely affect our financial performance.

IF WE DO NOT COMPLETE DRYDOCKING ON SCHEDULE OR WITHIN BUDGETS, OUR REVENUES MAY BE ADVERSELY IMPACTED

Operation of our vessels is subject to regulations established by the U.S. Department of Transportation that are enforced by the U.S. Coast Guard. Among these regulations is the requirement that the vessels be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as drydocking. When we drydock one of our vessels as required, we lose the revenue from that vessel's operations for the period it is out of service. We also incur the additional cost of the drydocking. The S.S. Independence must be drydocked every 30 months and the Delta Queen vessels must be drydocked every five years. For its last drydocking, the S.S. Independence was out of service for 18 days beginning on January 5, 2000. Drydocks of Delta Queen vessels take place in the winter months when our revenue yield is lowest. For its last regularly scheduled drydocking, the Mississippi Queen was out of service for 51 days beginning on December 1, 1995. For its next scheduled drydocking, we expect the Mississippi Queen to be out of service for a period of approximately 31 days commencing January 3, 2001. The Delta Queen was out of service beginning on December 15, 1996 for 30 days for its last scheduled drydocking. For its next scheduled drydocking, we expect the Delta Queen to be out of service for a period of 43 days commencing January 4, 2001. The American Queen, which first entered service in 1995, was out of service for 10 days for its first drydocking between January 10, 2000 and January 20, 2000. Its next drydocking will occur in approximately five years. In years that we are not required to drydock our Delta Queen vessels, we remove each of these vessels from service to perform routine repairs and maintenance and capital projects. We refer to the period that each vessel is removed from service as a layup. For its last regularly scheduled layup, the Mississippi Queen was out of service beginning January 8, 2000 for 17 days. The Delta Queen was out of service beginning on January 3, 2000 for 67 days. The S.S. Independence does not undergo layups in years that it is not drydocked. We cannot assure you that future drydocks or layups for any of our vessels will be completed on schedule or within their budgets.

RIVER AND OCEAN CONDITIONS AND WEATHER FACTORS CAN ADVERSELY AFFECT OPERATIONS AND OUR FINANCIAL PERFORMANCE

River or ocean conditions and weather factors can adversely affect our operation and the financial performance of the Delta Queen and American Hawaii lines by disrupting schedules or reducing operating days. As a result of flooding and restrictions placed upon commercial travel along the inland rivers, we have, in the past, canceled or re-routed scheduled cruises. We operate the Hawaii cruise ship in and around the Hawaiian Islands. As a result, its schedules are subject to ocean and weather conditions, including hurricane conditions. Weather conditions could cause us to reschedule or cancel cruises.

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

ANTI-TAKEOVER AND TRANSFERABILITY LIMITATIONS OF U.S. OWNERSHIP REQUIREMENTS MAY ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK

One of the requirements for having U.S.-flagged vessels operating in U.S. domestic trade is that 75% of our stockholders must be U.S. citizens and that non-U.S. citizens cannot exercise control of us. We have restrictions in our certificate of incorporation limiting the transferability of our common stock or control to non-U.S. citizens to preserve our U.S.-flagged status. These limitations may have the effect of decreasing the liquidity of our common stock, thereby making it more difficult for investors to dispose of their shares in an orderly manner. We have also added legends to our stock certificates to indicate the citizenship of our stockholders. These provisions and the level of ownership by Equity Group Investments, Inc. and its affiliates, which we refer to as the "Equity Group," may deter a change in control and limit non-U.S. citizens', including corporations and individuals, purchases of our common stock.

OUR CONTROLLING STOCKHOLDER MAY TAKE ACTIONS THAT ADVERSELY AFFECT OUR BUSINESS

Affiliates of the Equity Group own an aggregate of approximately 40% of the outstanding shares of our common stock. The Equity Group's level of ownership may permit it to elect the members of our board of directors who will control our future direction and operations. This includes decisions regarding the issuance of securities, dividends, acquisitions and our sale. The Equity Group's stockholders are, directly or indirectly, trusts created for the benefit of Samuel Zell, Ann Lurie and their respective families. Mr. Zell is the Chairman of our board of directors.

SALES OF OUR CONTROLLING STOCKHOLDER'S SHARES COULD HAVE AN ADVERSE EFFECT ON OUR COMMON STOCK PRICE OR OUR ABILITY TO RAISE CAPITAL

The sale of a substantial number of shares of our common stock by the Equity Group, or the perception that such a sale could occur, could negatively affect the market price of our common stock. As of December 31, 1999, the Equity Group had pledged 4,603,000 of its 7,529,047 shares of our common stock to secure several loans. If the Equity Group were to default on these loans, the creditors could acquire the pledged shares. We have been advised by the Equity Group that it is presently in compliance in all material respects with all covenants and terms of these loans and has alternative resources with which to service the loans. Any sale, or the perception that such a sale may occur, could also materially impair our future ability to raise capital through an offering of securities.

OUR CONTROLLING STOCKHOLDER MAY HAVE CONFLICTS OF INTEREST WITH COMPETING INTERESTS

The Equity Group, our controlling stockholder, is an investor directly or indirectly in various business enterprises, both publicly and privately held. Mr. Zell is also a officer and/or director in many of these affiliated businesses. The Equity Group, Mr. Zell and/or these affiliated businesses may from time to time receive opportunities in various businesses which might compete with us in our current or future activities. Conflicts of interest may result from such opportunities. The Equity Group and Mr. Zell have informed us that neither it, he nor any of these affiliated businesses presently intends to make investments which would cause a conflict of interest with us.

ITEM 2. PROPERTIES

We currently operate vessels with a total of 1,893 passenger berths. The following table represents a list of our current vessels, the year they entered into service, their estimated passenger capacity based upon double occupancy per cabin, and their areas of operation:

                                  YEAR VESSEL                PASSENGER          PRIMARY AREAS
VESSEL                         ENTERED INTO SERVICE          CAPACITY           OF OPERATION
------                         --------------------          --------           -------------
S.S. Independence(1)........       1951                         867             Hawaii

American Queen..............       1995                         436             Mississippi River System

Mississippi Queen...........       1976                         416             Mississippi River System

Delta Queen.................       1926                         174             Mississippi River System

                 (1)      Substantially renovated in 1994.

The following table represents a list of the new vessels we currently plan to build or obtain, together with their estimated delivery dates, and based upon double occupancy per cabin, their estimated passenger capacity:


                                                                ESTIMATED                    ESTIMATED
                                                        DATE ENTERING INTO SERVICE      PASSENGER CAPACITY
                                                        --------------------------      ------------------
United States Lines Vessels:
   ms Patriot...........................................   December 2000                      1,214
   Newbuild #1..........................................   January 2003                       1,900
   Newbuild #2..........................................   January 2004                       1,900
Delta Queen Vessels:
   Columbia Queen.......................................   May 2000                             161
   Coastal Cruiser #1...................................   March 2001                            226
   Coastal Cruiser #2...................................   June 2001                             226


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are a party or of which any of our property is the subject, other than ordinary routine litigation and claims incidental to the business. We believe we maintain adequate insurance coverage and reserves for such claims.

The SEC is conducting an informal inquiry into our accounting practices with respect to direct response advertising costs. We are unable to predict the outcome or impact of the SEC's informal investigation. However, it is possible that the SEC's informal inquiry or a subsequent formal inquiry could result in penalties or sanctions against us. Depending upon the resulting penalties, sanctions or orders, if any, which we cannot predict at this time, our financial performance could be adversely affected, our ability to conduct our business could be impaired or we could be required to make further adjustments to our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "AMCV". On March 27, 2000, the last reported sale price for our common stock was $25.00 per share. The following table indicates the high and low sales price information for shares of our common stock as reported by The Nasdaq Stock Market:

                                                               High      Low
         --------------------------------------------------------------------
         QUARTER ENDED:     December 31, 1999 ...........  $  35.25   $  21.13
                            September 30, 1999...........     24.94      19.81
                            June 30, 1999................     24.00      15.63
                            March 31, 1999...............     26.06      16.25


         QUARTER ENDED:     December 31, 1998 ...........  $  17.63   $  11.38
                            September 30, 1998...........     17.00      12.50
                            June 30, 1998................     24.63      14.75
                            March 31, 1998...............     23.25      17.25



(b) The number of stockholders of record of common stock on March 24, 2000 was approximately 641.

(c) We did not pay cash dividends on our common stock during 1998 or 1999. We currently anticipate that all of our earnings will be retained for planned construction projects and ongoing business requirements. We do not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

Information with respect to our selected financial data is set forth under "Selected Financial Data" on page 21.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements" on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEMS 10, 11, 12 AND 13  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We will file a definitive proxy statement with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") and relating to the Company's Annual Meeting of Stockholders to be held on June 21, 2000, not later than April 24, 2000. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)         Financial Statements.

               The consolidated financial statements of the Company are set forth in the "Index to Consolidated Financial Statements" on page 20.

(a)(2)         Financial Statement Schedules.

               Financial Statement Schedules, except those indicated in the "Index to Consolidated Financial Statements" on page 20, have been omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or the notes to the financial statements.

(a)(3)         Exhibits are as set forth in the "Index to Exhibits" on page 50.

(b)            Reports on Form 8-K:

               Form 8-K dated November 2, 1999 announcing our earnings for the third quarter of 1999 and our restatement of earnings for the first and second quarters of 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date             March 30, 2000
                 --------------

                                                 AMERICAN CLASSIC VOYAGES CO.

                                                 By  / s /  Philip C. Calian
                                                   -----------------------------
                                                     Philip C. Calian
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Samuel Zell                                    Chairman of the Board
-----------------------------------------------
Samuel Zell


/s/ Philip C. Calian                               Chief Executive Officer and Director
-----------------------------------------------    (Principal Executive Officer)
Philip C. Calian


/s/ Randall L. Talcott                             Vice President-Finance and Treasurer
-----------------------------------------------    (Principal Financial and Accounting Officer)
Randall L. Talcott


/s/ John R. Berry                                  Director
-----------------------------------------------
John R. Berry


/s/ Bradbury Dyer, III                             Director
-----------------------------------------------
Bradbury Dyer, III


/s/ Laurence S. Geller                             Director
-----------------------------------------------
Laurence S. Geller


/s/ Terence C. Golden                              Director
-----------------------------------------------
Terence C. Golden


/s/ Arthur A. Greenberg                            Director
-----------------------------------------------
Arthur A. Greenberg


/s/ Jerry R. Jacob                                 Director
-----------------------------------------------
Jerry R. Jacob


/s/ Emanuel L. Rouvelas                            Director
-----------------------------------------------
Emanuel L. Rouvelas


/s/ Mark Slezak                                    Director
-----------------------------------------------
Mark Slezak


/s/ Joseph P. Sullivan                             Director
-----------------------------------------------
Joseph P. Sullivan


/s/ Jeffrey N. Watanabe                            Director
-----------------------------------------------
Jeffrey N. Watanabe


                          AMERICAN CLASSIC VOYAGES CO.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                          Number
                                                                                                         -------
        Selected Financial Data.......................................................................      21
        Management's Discussion and Analysis of Financial Condition and Results of Operations.........      22
        Independent Auditors' Report..................................................................      29
        Consolidated Financial Statements
             Consolidated Balance Sheets..............................................................      30
             Consolidated Statements of Operations....................................................      31
             Consolidated Statements of Cash Flows....................................................      32
             Consolidated Statements of Changes in Stockholders' Equity...............................      33
             Notes to Consolidated Financial Statements...............................................      34
             Financial Statement Schedules
                 Schedule I - Condensed Financial Information of Registrant...........................      46


                          AMERICAN CLASSIC VOYAGES CO.
                             SELECTED FINANCIAL DATA


                                                                         Years Ended December 31,
                                                       1999          1998           1997           1996           1995
                                                   ----------------------------------------------------------------------
INCOME STATEMENT DATA
(In thousands)
   Revenues...............................         $  208,717     $  192,225    $  177,884     $  190,408     $  188,373
                                                   ----------------------------------------------------------------------
   Gross profit...........................             74,854         66,630        66,589         67,863         51,895
                                                   ----------------------------------------------------------------------
   One-time charges(1)....................                 --             --            --         38,390          5,900
                                                   ----------------------------------------------------------------------
   Operating income (loss) ...............              1,649          5,486         9,984        (30,465)       (14,535)
                                                   ----------------------------------------------------------------------
   Other income (2).......................                 10            300            --         11,729             --
                                                   ----------------------------------------------------------------------
   Net interest expense and other
   financing costs........................             (4,447)        (5,522)       (5,935)        (7,199)        (4,002)
                                                   ----------------------------------------------------------------------
   Net income (loss)  ....................         $   (1,750)    $      157    $    2,429     $  (17,636)    $   (9,671)
                                                   ----------------------------------------------------------------------

PER SHARE INFORMATION
   Basic earnings (loss) per share........         $    (0.10)    $     0.01    $     0.17     $    (1.28)    $    (0.70)
   Diluted earnings (loss) per share......         $    (0.10)    $     0.01    $     0.17     $    (1.28)    $    (0.70)

   Cash dividends per share...............         $       --     $       --    $       --     $      --      $     0.08

OPERATING STATISTICS
   Fare revenue per passenger night.......         $      230     $      224    $      228     $      216     $      208
   Total revenue per passenger night......         $      323     $      314    $      302     $      287     $      288
   Weighted average operating days(3):
        Delta Queen.......................                342            341           337            347            263
        American Hawaii...................                365            365           337            366            272
   Vessel capacity per day (berths)(4):
        Delta Queen.......................              1,026          1,026         1,026          1,024          1,024
        American Hawaii...................                867            867           844            817          1,594
   Passenger nights(5) ...................            645,196        611,624       588,892        643,891        628,660
   Physical occupancy percentage(6) ......                 97%            92%           94%            98%            90%

BALANCE SHEET DATA (at period end)
(In thousands)
   Total assets...........................         $  293,990     $  212,685    $  210,805     $  211,864     $  247,473
   Current portion of long-term debt......              4,100          4,100         4,100          4,100          3,746
   Long-term debt.........................             80,463         77,388        81,488         85,898        103,272
   Total stockholders' equity.............            129,800         61,907        59,129         54,982         71,413

---------------------------------

(1)In 1996, we decided not to renovate and return the S.S. Constitution to service, resulting in write-down costs of $38.4 million ($1.89 per share - net of tax on both a basic and diluted basis). In 1995, we incurred a $5.9 million ($0.28 per share - net of tax on both a basic and diluted basis) one-time charge that represented costs associated with the introduction of the American Queen in June of 1995.

(2)In 1996, we sold the Maison Dupuy Hotel located in New Orleans, Louisiana for a gain of $11.7 million ($0.57 per share - net of tax on both a basic and diluted basis). In 1998, we received $0.3 million ($0.01 per share - net of tax on both a basic and diluted basis) of final proceeds under a profit participation agreement associated with the 1996 sale.

(3)Weighted-average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day. Capacity passenger nights is determined by multiplying the actual operating days of the vessel by each vessel's capacity per day.

(4)Vessel capacity per day represents the number of passengers each cruise line can carry assuming double occupancy for cabins which accommodate two or more passengers. Some cabins on the Independence and the American Queen can accommodate three or four passengers.

(5)A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(6)Physical occupancy percentage is passenger nights divided by capacity passenger nights.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate two cruise lines:
Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the S.S. Independence steamship. We have formed a third cruise line, United States Lines, to operate the ms Patriot and the new Hawaii cruise vessels.

Our revenues are comprised of:

         (1) cruise fares;

         (2) onboard revenues, such as those from gift shops and shore excursions; and

         (3) trip cancellation insurance and pre- and post-cruise hotel packages.

Additional revenue is also derived from the sale of airplane tickets to and from points of embarkation or disembarkation. Our cost for air tickets typically matches the revenue we generate from sales of airline tickets, so we recognize minimal profits from such sales.

Our cost of operations is comprised of:

         (1) passenger expenses, such as employee payroll and benefits and the cost of food and beverages;

         (2) vessel operating costs including lay-up and drydocking costs for our vessels;

         (3) insurance costs;

         (4) commissions paid to travel agents; and

         (5) air ticket and hotel costs.

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize these deposits as revenue on a pro-rata basis during the associated cruise. Our revenues and some of our expenses vary considerably when measured on a quarterly basis. This is due to the seasonality of our Delta Queen revenues, the timing of our Delta Queen and American Hawaii layups and drydockings, and fluctuations in airfares. These variations are reflected in our fare revenues per passenger night, which are commonly referred to as fare per diems, and our occupancy rates.

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

Selected quarterly data

As a result of seasonality, timing of vessel layups and drydocking and the factors affecting our revenues, results of operations vary on a quarterly basis. The following tables set forth selected unaudited quarterly data for 1998 and 1999. We cannot assure you that our historical quarterly results of operations will be indicative of our future performance. The figures in the tables below state dollars in thousands, except per share data, fare revenue per passenger night and percentages.


                                                                                1998 - Quarters Ended
                                                                                ---------------------

                                                              March 31         June 30        September 30     December 31
                                                              --------         -------        ------------     -----------
         Revenues .................................         $    40,668      $    53,535      $    50,920      $    47,102
         Gross profit..............................              11,209           20,562           18,184           16,675
         Operating (loss) income ..................              (6,143)           4,037            3,798            3,794
         Net (loss) income.........................              (4,362)           1,574            1,454            1,491
         Diluted (loss) income per share...........               (0.31)            0.11             0.10             0.10
         Fare revenue per passenger night..........                 211              231              222              230
         Physical occupancy percentage.............                  87%              97%              95%              88%


                                                                                1999 - Quarters Ended
                                                                                ---------------------
                                                                March 31       June 30        September 30     December 31
                                                               --------        -------        ------------     -----------
         Revenues..................................         $    40,566      $    55,200      $    57,460      $    55,491
         Gross profit..............................              11,798           21,506           21,692           19,858
         Operating (loss) income...................              (9,222)           4,735            3,714            2,422
         Net (loss) income.........................              (6,283)           2,475            2,091              (33)
         Diluted (loss) income per share...........               (0.44)            0.14             0.11             0.00
         Fare revenue per passenger night..........                 209              236              231              238
         Physical occupancy percentage.............                  90%              98%             102%              97%

On November 2, 1999 we announced that we had rescinded our prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position No. 93-7, "Reporting on Advertising Costs," or SOP 93-7, relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Under SOP 93-7, we deferred recognition of direct response advertising costs related to direct response advertising efforts for future cruises. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. We rescinded our adoption of SOP 93-7 due to difficulties we encountered in implementing the new method. In rescinding SOP 93-7, we returned to our prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, we restated our earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share compared to our previously reported loss of $4.5 million, or ($0.32) per share. We also restated our earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share, compared to our previously reported earnings of $2.3 million, or $0.13 per share.


Operations data expressed as a percentage of total revenue for years indicated is as follows:

                                                      1999         1998           1997
                                                     --------    --------     ---------
    Revenues.......................................     100%        100%          100%
    Costs and expenses:
      Operating expenses...........................      64          65            62
      Selling, general and administrative..........      27          23            23
      Depreciation.................................       8           9             9
    Operating income ..............................       1           3             5
    Net income (loss)..............................      (1)          0             1

The following discusses our consolidated results of operations and financial condition for the years ended December 31, 1999, 1998 and 1997 (referred to herein as 1999, 1998 and 1997).

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Consolidated revenues for 1999 increased $16.5 million to $208.7 million from $192.2 million for 1998. This represents an $11.3 million increase in fare revenues combined with a $5.2 million increase in other revenues. American Hawaii's fare revenues increased $3.8 million. Occupancy rates increased 6% to 105% while fare per diems of $185 were consistent with the prior year. Delta Queen's fare revenues increased $7.5 million. Occupancy rates increased 4% to 89% and fare per diems increased 5% to $277. As a result, consolidated fare per diems for 1999 increased 3% to $230. Of the $5.2 million increase in other revenues, $3.4 million was attributable to increases in passenger air and hotel revenue corresponding to the occupancy increase at both cruise lines. Air revenue per passenger night also increased due to higher air fares. As discussed below, the increase in air revenue was offset by a corresponding increase in related air expenses. American Hawaii's onboard revenue also increased by $1.8 million reflecting an 8% improvement in onboard revenue per passenger night combined with the 6% occupancy increase. As a result, consolidated total revenue per passenger night increased 3% to $323.

Consolidated cost of operations for 1999 increased $8.3 million to $133.9 million from $125.6 million for 1998. As noted above, higher air fare expenses accounted for $2.9 million of the increase. American Hawaii's operating costs, before air expenses, increased $2.8 million reflecting higher passenger and onboard expenses associated with the occupancy increase, and higher fuel costs. Delta Queen's operating costs, before air expenses, increased $2.6 million reflecting higher passenger and commission expenses associated with the occupancy increase, and higher fuel costs. Consolidated maintenance expenses increased $2.1 million. Consolidated gross profit increased $8.2 million in 1999 from 1998.

Consolidated selling, general and administrative expenses, before capacity expansion expenses, increased $10.3 million to $52.2 million for 1999 from $41.9 million in 1998. The increase in selling, general and administrative expenses reflects additional selling and marketing spending at both cruise lines during the year. Of the additional marketing spending during the year, approximately $4.8 million was used to promote year 2000 sailings, whereas in the prior year, approximately $0.7 million was incurred for 1999 sailings. Capacity expansion costs of $4.6 million in 1999 were $2.3 million higher than in the prior year. Beginning in the third quarter of 1999, marketing and public relations expenses for the Columbia Queen were incurred, which amounted to $1.5 million. The remainder of the increase is attributable to salary and benefits associated with new personnel hired during 1999 in connection with our capacity expansion.

As a result of increases in expenses in excess of increases in revenues, consolidated operating income for 1999 was $1.6 million as compared to $5.5 million for 1998.

Interest income increased by $2.0 million as a result of proceeds received by us upon the sale of additional common stock during 1999. Interest expense and other financing costs increased during 1999 due to the accrual of $2.6 million payable to the guarantor of our letter of credit facility related to our agreed upon purchase of the ms Nieuw Amsterdam in October 2000. We also amortized $0.5 million of deferred financing fees related to this transaction. During the year, we also capitalized $2.3 million of interest expense related to our vessels under construction. We capitalized no interest expense in the prior year.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the year ended December 31, 1999, cash provided by operations, before changes in unearned passenger revenue, was $24.8 million compared to $12.9 million in 1998. The 1999 increase reflects the accrued, but unpaid as of December 31, 1999, costs for layups and drydockings, employee bonuses, and financing fees and changes in other working capital accounts. The increase in unearned passenger revenues was greater in 1998 than in 1999 due to (1) S.S. Independence drydock in January 2000, as discussed below, and (2) deposits received in 1998 for the millennium charter cruises.

Investing Activities

Our capital expenditures of $79.9 million included $71.6 million for vessels under construction which is comprised mainly of payments to shipyards. Other capital costs for the new shipbuilding programs include technical design, engineering and architectural fees. For the Hawaii cruise ships under construction, we have spent $53.5 million during 1999, while $18.1 million was spent in 1999 on the Columbia Queen and Delta Queen coastal vessels projects. Other capital expenditures of $8.3 million were mainly related to our existing vessels such as layups for our Delta Queen vessels, which were completed earlier in 1999, and spending in preparation for the S.S. Independence drydock, which occurred in January 2000.

Financing Activities

We made scheduled principal payments of $4.1 million under the American Queen and S.S. Independence ship financing notes, borrowed $12.2 million under our credit facility and repaid $5.0 million of those borrowings. In the second quarter of 1999, we completed a public offering of an additional 4,025,000 shares of common stock. The net proceeds to us, after offering expenses, were approximately $63.5 million and are being used for construction of the initial Hawaii vessel. Additional proceeds from the issuance of common stock were received from employee stock option exercises. We also paid $3.1 million for financing efforts related to our new credit facility, Maritime Administration financing, and ms Patriot financing, as discussed below.

Capital Expenditures and Debt

For the Hawaii cruise market, we are constructing two new cruise ships over the next five years and plan to introduce an existing foreign-built cruise ship, the ms Patriot, which we have a contract to acquire, in the Hawaii market prior to delivery of the new vessels. On March 9, 1999, we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passengers berths, with options to build up to four additional vessels. The estimated construction cost of the two initial ships, inclusive of shipyard contract price, shipyard incentives, furniture, fixtures, and owner-furnished equipment, will be approximately $470 million each. The agreement provides that the first ship will be delivered in January 2003 and the second ship in January 2004. Over the next twelve months, we expect to spend approximately $200 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

We will finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. In April 1999, we received commitments from the Maritime Administration for financing guarantees for debt up to 87.5% of the cost of the vessels. The guaranteed debt will be accessed during the construction period, with interest payments during that period capitalized as part of the cost of construction. In the current market, this type of debt generally bears interest at a rate of 100 to 150 basis points over the comparable U.S. government obligations and can have a term of up to 25 years from the date of delivery of the vessel. The loans generally amortize on a straight line basis over the term of the loan commencing after the delivery date. Fees associated with obtaining the financing guarantees included a one-time investigation fee of approximately $1.4 million, which we paid to the Maritime Administration in April 1999. In addition, the Maritime Administration imposes an annual guarantee fee of not less than 1/4 of 1% and not more than 1% of the indebtedness, reduced by any required escrow, based upon the obligor's ratio of long-term debt to stockholders' equity. The present value of the sum of the annual guarantee fees is payable at the closing of the Maritime Administration guaranteed financing and will be capitalized as part of the vessel cost. On February 10, 2000, we issued $25 million of one year notes guaranteed by the Maritime Administration. These notes bear interest at the London Interbank Offered Rate, or LIBOR, minus 0.05%.

On October 15, 1999, we finalized an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required us to make an earnest money deposit of $18 million by October 18, 1999 and an additional $12 million by January 17, 2000. We arranged for an unsecured letter of credit facility with The Chase Manhattan Bank for up to $30 million and have satisfied the deposit requirements by posting letters of credit for $18 million and $12 million. Outstanding letters of credit under this facility bear a fee equal to 0.25% per annum if we deposit cash collateral to secure the letter of credit and 2.125% per annum if we do not have cash collateral. We are also required to pay a commitment fee of 0.375% per annum on the unused portion of the facility.

Persons and entities affiliated with Equity Group, our largest stockholder, guaranteed the letter of credit facility to The Chase Manhattan Bank thereby allowing us to obtain the facility from its inception until February 22, 2000. We paid Equity Group a commitment fee of $0.5 million and agreed to pay Equity Group additional compensation contingent upon appreciation in our common stock. Equity Group's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. Equity Group may exercise its rights to receive such payment in the fourth and fifth years, subject to our right to pay such additional fee at any time within the next three years at escalating amounts and tied to the rights vested by Equity Group. On February 22, 2000 we deposited $30 million into a cash collateral account with Chase from proceeds received by us from our securities offerings, as discussed below, thereby terminating the Equity Group guarantee. We intend to pay to Equity Group amounts attributable to the vested rights by October 2000.

In addition, Holland America Line has agreed to provide financing for the remaining portion of the purchase price totaling $84.5 million for 75 months at the prevailing prime rate. The Holland America Line financing will be secured by a first preferred ship mortgage. Prior to introducing the ms Patriot into service in December 2000, we expect to spend approximately $12 to $16 million on improvements to the ship. This will be funded from cash on hand or funds from operations.

We entered into a construction contract, as of May 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct the first two coastal cruise vessels for our Delta Queen line. Under the construction contract, the price of the vessels will be $30 million each. We expect each coastal cruise vessel to have a total project cost, including furnishing, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be March 2001 for the first vessel and June 2001 for the second vessel. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery.

Over the next twelve months, we expect to spend approximately $35 million to $40 million on building the new coastal cruise vessels, which also includes anticipated payments to Atlantic Marine. We have applied to the Maritime Administration for financing guarantees for the two coastal cruise vessels now under construction.

In May 1999, we acquired a substantially complete riverboat originally built for the casino trade that we are converting and will operate as the fourth Delta Queen riverboat. We expect that vessel, which will be known as the Columbia Queen, will enter service in May 2000 operating weekly cruise vacations out of Portland on the Columbia River system. We originally entered into an agreement with Nichols Bros. Boat Builders, Inc. to renovate the Columbia Queen. However, we recently terminated that agreement and entered into an agreement with Cascade General, Inc. to convert the 218 foot boat into an overnight passenger vessel with 161 passenger berths. We paid $3.2 million to acquire the vessel and estimate that the total renovation, relocation, start-up and marketing costs, inclusive of the $14 million contract with Cascade General, to be $25 million to $28 million.

In February 1999, The Delta Queen Steamboat Co. entered into a credit agreement with a group of lenders, with The Chase Manhattan Bank as agent. This credit agreement provides for a revolving credit facility of up to $70 million to fund the expansion of our Delta Queen line. This $70 million facility replaced our prior credit facility with Chase Manhattan. Borrowings under the new credit facility bear interest at either (1) the greater of Chase Manhattan's prime rate or alternative base rates plus a margin ranging from 0.50% to 1.50%, or (2) the London Interbank Offered Rate plus a margin ranging from 1.50% to 2.50%. We are also charged a fee of 0.50% per annum on any unused commitment. The new credit facility is secured by all of the assets of The Delta Queen Steamboat Co., except for the American Queen. The new credit facility limits the dividends The Delta Queen Steamboat Co. may pay to between $5 million and $15 million per year when aggregated with investments and other payments.

On February 22, 2000 we completed an offering of an additional 2,000,000 shares of common stock. The proceeds to us, after underwriting commissions, were $47.1 million and are being used for construction of the second Hawaii vessel. The underwriters' overallotment option of 300,000 additional shares was not exercised.

On February 22, 2000 we also completed an offering of 2,000,000 trust convertible preferred securities. Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of common stock. The proceeds to us, after underwriting fees, were $96.8 million. A portion of the proceeds were used to fund the letter of credit facility related to the ms Nieuw Amsterdam purchase and to pay outstanding amounts on the Chase credit facility. The underwriters' overallotment option of 300,000 additional preferred securities was not exercised.

In the first quarter of 2000, the three existing Delta Queen vessels' lay-ups were completed which cost approximately $6.7 million, including capital expenditures, repairs and maintenance. These amounts were funded from working capital and the Delta Queen credit facility. For its most recent drydocking, the S.S. Independence was out of service for 18 days beginning January 5, 2000. This drydocking cost approximately $5.9 million, including capital expenditures, repairs and maintenance and was funded from cash on hand.

As of December 31, 1999, we complied with all covenants under our various debt agreements.

We believe we will have adequate access to capital resources, both internally and externally, to meet our current short-term and long-term capital commitments. Such resources may include cash on hand, new borrowings from lenders, and the ability to secure additional financing through the capital markets. We continually evaluate opportunities to increase capacity at both Delta Queen and in Hawaii and to strategically grow our business. Although we believe that we have obtained sufficient equity and debt financing from the capital markets to satisfy our financial obligations relating to construction of the new vessels, and to acquire, renovate and introduce the ms Patriot into service, we cannot assure you that we will be able to obtain additional financing, if necessary, at commercially acceptable levels to finance these projects and, if we so choose, to pursue strategic business opportunities. If we fail to obtain such financing, we may have to postpone or abandon some of our plans.

OTHER MATTERS

Stock Repurchase Plan

In June 1997, our board of directors approved a stock repurchase plan. The plan authorizes us to repurchase up to one million shares of our stock. These shares may be purchased from time to time in the public market or through privately negotiated transactions. As of December 31, 1998, we had repurchased 51,000 shares at an average purchase price of $14.84 per share under the plan. We have not purchased any additional shares since then and currently have no intention to repurchase any additional shares of common stock.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information," which requires the reporting of certain information about operating segments and related disclosures about products and services, geographic areas, and major customers. We have reviewed Statement of Financial Standards No. 131 and have determined that we operate as a single business segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS No. 133, until fiscal years beginning after June 15, 2000. While we currently have no derivative financial instruments and do not currently engage in hedging activities, we may engage in derivative and hedging activities in the future, and therefore would be affected by the pronouncement. The impact of SFAS No. 133 on our consolidated financial statements would depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

Year 2000

Many computer programs were written using two digits rather than four to define the applicable year. As a result, on January 1, 2000, any of our computer programs that had time sensitive software might have recognized a date using "0" as the year 1900 rather than the year 2000.

We previously established internally staffed project teams to address Year 2000 issues. Each team formulated a plan that focused on Year 2000 compliance efforts for information technology systems and non-information technology systems. This plan addressed (1) information technology systems software and hardware such as reservations, accounting and associated systems, personal computers and software and (2) non-information technology systems such as embedded chip systems in building facilities, shipboard navigation, control, power generation systems, and communication systems.

Our total costs for system improvements and the Year 2000 project were approximately $0.9 million. These efforts were funded from working capital. Of the total project cost, approximately $0.5 million was attributable to the implementation of a new accounting system. This amount included new software, new hardware, consulting fees and maintenance, of which $0.3 million was capitalized or classified as prepaid maintenance. Another $0.1 million of capital outlays was attributable to the upgrading of the S.S. Independence's onboard financial system. The remaining $0.3 million was expensed as incurred and did not have a material impact on the results of operations. The Year 2000 project represented less than 10% of our information systems budget.

We have adopted contingency plans to identify and determine how to handle our most probable worst case scenarios. To date, we have not experienced any material disruptions due to Year 2000 problems.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates which affects us directly in our borrowing activities. At December 31, 1999, our long-term variable rate debt had a carrying value of $31.6 million.

We will be issuing up to $1.1 billion in debt related to our shipbuilding program for the Hawaii cruise vessels. This debt will be subject to the prevailing market conditions at the time it is issued. On February 10, 2000, we issued $25 million of one-year notes, which bear interest at LIBOR minus 0.05%.

We may manage our interest rate risk through interest rate hedging techniques. However, we currently do not use such techniques. Should we use interest rate hedging techniques, we may not be successful in reducing or eliminating our interest rate risk in the future.

Other market risks to which we are exposed relate to food and fuel commodity prices, which we do not typically manage through the use of financial instruments. Increases in food and fuel commodity prices could materially affect our operating results.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Classic Voyages Co.

We have audited the accompanying consolidated balance sheets of American Classic Voyages Co. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of management of American Classic Voyages Co. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Classic Voyages Co. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   /s/ KPMG LLP

                                                       KPMG LLP



Chicago, Illinois
February 28, 2000

                          AMERICAN CLASSIC VOYAGES CO.
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands except shares and par value)


                                                                                        December 31,
                                                                                      1999         1998
                                                                                   -----------------------
ASSETS
Cash and cash equivalents ......................................................   $  42,399    $  27,004
Restricted short-term investments ..............................................         289           60
Accounts receivable ............................................................       1,205        1,989
Inventory ......................................................................       2,529        2,413
Prepaid air tickets ............................................................       1,930        2,527
Prepaid expenses and other current assets ......................................       3,491        4,006
                                                                                   ----------------------
     Total current assets ......................................................      51,843       37,999
                                                                                   ======================

Property and equipment, net ....................................................     150,797      159,079
Vessels under construction .....................................................      74,601        3,050
Deferred income taxes, net .....................................................      12,446       10,011
Other assets ...................................................................       4,303        2,546
                                                                                   ----------------------
     Total assets ..............................................................   $ 293,990    $ 212,685
                                                                                   ======================

LIABILITIES
Accounts payable ...............................................................   $  14,534    $  13,493
Other accrued liabilities ......................................................      23,712       16,500
Current portion of long-term debt ..............................................       4,100        4,100
Unearned passenger revenues ....................................................      41,381       39,297
                                                                                   ----------------------
     Total current liabilities .................................................      83,727       73,390

Long-term debt, less current portion ...........................................      80,463       77,388
                                                                                   ----------------------
     Total liabilities .........................................................     164,190      150,778
                                                                                   ======================

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value (5,000,000 shares authorized, none
   issued and outstanding) .....................................................        --           --
Common stock, $0.01 par value (40,000,000 and 20,000,000 shares authorized, respectively; 18,653,206 and 14,293,931 shares issued,
   respectively) ...............................................................         187          143
Additional paid-in capital .....................................................     151,094       80,451
Accumulated deficit ............................................................     (19,573)     (17,823)
Common stock in treasury, at cost (51,000 shares) ..............................        (757)        (757)
Unearned restricted stock and stock units ......................................      (1,151)        (107)
                                                                                   ----------------------
     Total stockholders' equity ................................................     129,800       61,907
                                                                                   ----------------------
                                                                                   $ 293,990    $ 212,685
                                                                                   ======================


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)




                                                                                  Years Ended December 31,
                                                                               1999         1998         1997
                                                                            -----------------------------------
Revenues ......................................................             $ 208,717    $ 192,225    $ 177,884

Cost of operations (exclusive of depreciation shown below).....               133,863      125,595      111,295
                                                                            -----------------------------------

Gross profit ..................................................                74,854       66,630       66,589

Selling, general and administrative expenses ..................                56,765       44,232       41,015
Depreciation expense ..........................................                16,440       16,912       15,590
                                                                            -----------------------------------

Operating income ..............................................                 1,649        5,486        9,984

Interest income ...............................................                 3,102        1,117        1,028
Interest expense and other financing costs ....................                 7,549        6,639        6,963
Other income ..................................................                    10          300         --
                                                                            -----------------------------------

(Loss) income before income taxes .............................                (2,788)         264        4,049

Income tax benefit (expense) ..................................                 1,038         (107)      (1,620)
                                                                            -----------------------------------

Net (loss) income .............................................             $  (1,750)   $     157    $   2,429
                                                                            ===================================

PER SHARE INFORMATION
Basic:
     Weighted-average shares outstanding ......................                17,167       14,137       13,952
     Earnings (loss) per share ................................             $   (0.10)   $    0.01    $    0.17

Diluted:
     Weighted-average shares outstanding ......................                17,167       14,777       14,338
     Earnings (loss) per share ................................             $   (0.10)   $    0.01    $    0.17


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       Years Ended December 31,
                                                                     1999       1998        1997
                                                                  --------------------------------
OPERATING ACTIVITIES
     Net (loss) income ........................................   $ (1,750)   $    157    $  2,429

ADJUSTMENTS TO RECONCILE
NET (LOSS) INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
     Depreciation expense .....................................     16,440      16,912      15,590
     Gain on sale of assets ...................................       --          (300)       --
     Changes in certain working
         capital accounts and other
              Accounts receivable .............................        784        (690)      2,435
              Accounts payable ................................      1,039        (789)      3,599
              Other accrued liabilities .......................      8,210        (529)     (5,344)
              Other assets ....................................     (1,050)       (258)      1,576
              Unearned passenger revenues .....................      2,084       5,584       2,044
              Prepaid expenses and other ......................      1,103      (1,563)         85
                                                                  --------------------------------
     Net cash provided by operating activities ................     26,860      18,524      22,414
                                                                  --------------------------------

INVESTING ACTIVITIES
     (Increase) decrease in restricted investments ............       (229)        265       2,632
     Capital expenditures .....................................    (79,866)     (8,789)    (22,326)
     Proceeds from sale of assets .............................       --           300       1,830
                                                                  --------------------------------
     Net cash used in investing activities ....................    (80,095)     (8,224)    (17,864)
                                                                  --------------------------------

FINANCING ACTIVITIES
     Proceeds from borrowings .................................     12,200        --          --
     Repayments of borrowings .................................     (9,125)     (4,100)     (4,410)
     Purchase of common stock .................................       --          (757)       --
     Issuance of common stock .................................     68,697       2,907       1,139
     Deferred financing fees ..................................     (3,142)       (533)       --
                                                                  --------------------------------
     Net cash provided by (used in) financing activities ......     68,630      (2,483)     (3,271)
                                                                  --------------------------------

     Increase in cash and cash equivalents ....................     15,395       7,817       1,279
     Cash and cash equivalents, beginning of period ...........     27,004      19,187      17,908
                                                                  --------------------------------
     Cash and cash equivalents, end of period .................   $ 42,399    $ 27,004    $ 19,187
                                                                  ================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest (net of capitalized interest) ...............   $  4,189    $  6,438    $  6,791
         Income taxes .........................................   $    258    $    232    $    249


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                         Unearned
                                                                Additional                              Restricted        Total
                                                    Common       Paid-in    Accumulated    Treasury   Stock and Stock  Stockholders'
                                                     Stock       Capital      Deficit        Stock        Units           Equity
                                                   ---------   -----------  - ---------    ---------  ---------------  ------------
Balance, December 31, 1996 .....................   $     139    $  75,252    $ (20,409)   $    --      $    --          $  54,982
Net income .....................................        --           --          2,429         --           --              2,429
Stock units issued to Directors, net ...........        --            219         --           --            (90)             129
Stock issued under option and benefit plans ....           1        1,588         --           --           --              1,589
                                                   ---------    ---------    ---------    ---------    ---------        ---------
Balance, December 31, 1997 .....................         140       77,059      (17,980)        --            (90)          59,129
Net income .....................................        --           --            157         --           --                157
Stock units earned .............................        --           --           --           --             90               90
Stock units issued to Directors, net ...........        --            138         --           --           (107)              31
Stock issued under option and benefit plans.....           3        3,254         --           --           --              3,257
Purchase of treasury stock .....................        --           --           --           (757)        --               (757)
                                                   ---------    ---------    ---------    ---------    ---------        ---------
Balance, December 31, 1998 .....................         143       80,451      (17,823)        (757)        (107)          61,907
Net loss .......................................        --           --         (1,750)        --           --             (1,750)
Stock units earned .............................        --           --           --           --            107              107
Stock units issued to Directors, net ...........        --            205         --           --           (103)             102
Restricted stock grant .........................        --          1,397         --           --         (1,048)             349
Stock issued under option and benefit plans.....           4        4,336         --           --           --              4,340
Stock offering, net of expenses ................          40       63,464         --           --           --             63,504
Tax benefit from exercise of stock options .....        --          1,241         --           --           --              1,241
                                                   ---------    ---------    ---------    ---------    ---------        ---------
Balance, December 31, 1999 .....................   $     187    $ 151,094    $ (19,573)   $    (757)   $  (1,151)       $ 129,800
                                                   =========    =========    =========    =========    =========        =========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

American Classic Voyages Co., through its subsidiaries, operates three cruise lines under the names of The Delta Queen Steamboat Co., American Hawaii Cruises and United States Lines. The Delta Queen Steamboat Co., through its subsidiaries, owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats which conduct overnight cruise operations on certain U.S. inland waterways. Delta Queen will also operate the Columbia Queen following its construction, beginning in the spring of 2000. Great Hawaiian Cruise Line, Inc., doing business as American Hawaii Cruises, through its subsidiaries, owns and operates the S.S. Independence steamship providing overnight cruises among the Hawaiian Islands. American Hawaii also owned the S.S. Constitution steamship which was removed from service in June 1995 and was sold on November 4, 1997. Project America Inc., doing business as United States Lines ("USL"), through its subsidiaries, will own and operate the ms Patriot and the new Hawaii vessels.

PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of American Classic Voyages Co. ("AMCV") and its wholly owned subsidiaries, including The Delta Queen Steamboat Co. ("DQSC"), Great Hawaiian Cruise Line, Inc. ("GHCL") and Project America, Inc. (collectively with such subsidiaries, the "Company"). The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

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

RESTRICTED SHORT-TERM INVESTMENTS

As of December 31, 1998, restricted short-term investments reflected cash pledged as collateral on outstanding letters of credit related to certain contracts with vendors. As of December 31, 1999, restricted short-term investments also reflected amounts in escrow related to the construction of the Columbia Queen.

INVENTORIES

Inventories consists of provisions, supplies, fuel and gift shop merchandise carried at the lower of cost (weighted-average) or market.

PREPAID AIR TICKETS

Prepaid air tickets consists of air tickets purchased by the Company and resold to passengers in advance of sailings.

PROPERTY AND EQUIPMENT

Property and equipment primarily consists of vessels and leasehold improvements which are recorded at cost. Construction-in-progress represents expenditures for the vessels under lay-up and/or drydock. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets ranging from 3 to 40 years. Lay-up and drydock expenditures relating to vessel improvements or betterments are capitalized. In addition, lay-up and drydock expenditures relating to cleaning, repairs and maintenance are accrued evenly over the period to the next scheduled lay-up and/or drydock and are based on the best available estimate of total costs. The accrual for these costs is included in other accrued liabilities and was $5.1 million and $2.4 million at December 31, 1999 and 1998, respectively. The Company reviews long-lived assets, identifiable intangibles, goodwill, and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

VESSELS UNDER CONSTRUCTION

Vessels under construction consists mainly of payments to shipyards as part of the Company's various new shipbuilding programs (See Note 5 for further information). Additional capitalized costs include technical design, engineering, and architectural fees. Interest costs associated with the vessels under construction are capitalized during the construction period and were $2.3 million for the year ended December 31, 1999. No interest costs were capitalized in 1998.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between carrying amounts and the tax bases of other assets and liabilities.

REVENUE AND EXPENSE RECOGNITION

The Company generally receives passenger fares up to 60 days prior to the cruise date and are recorded as a liability for unearned passenger revenue. The liability is recognized as revenue on a pro-rata basis during the associated cruise. The Company is self-insured in respect of guaranteeing the Company's passenger cruise deposits. Advertising costs are expensed as incurred except for brochure costs, which result in tangible assets. Brochure costs are recorded as prepaid expenses and charged to expense as consumed.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include restricted short-term investments, accounts receivable, accounts payable, other accrued expenses and long-term debt. At December 31, 1999 and 1998, the fair values of all financial instruments were not materially different from their carrying or contract values.

STOCK-BASED COMPENSATION PLANS

The Company has elected to account for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". See Note 8 for pro forma effect for the fair value accounting method, as defined in SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which requires the reporting of certain information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company has reviewed SFAS No. 131 and has determined that the Company operates as a single business segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS No. 133, until fiscal years beginning after June 15, 2000. While we currently have no derivative financial instruments and do not currently engage in hedging activities, we may engage in derivative and hedging activities in the future, and therefore would be affected by the pronouncement. The impact of SFAS No. 133 on our consolidated financial statements, however, would depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

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

NOTE 2.  EARNINGS PER SHARE

The earnings per share reconciliations presented below for the years ended December 31, 1998 and 1997 have been prepared pursuant to the requirements of SFAS No. 128 (in thousands, except per share amount):



                                                                   Years Ended December 31,
                                                            1998                            1997
                                           ----------------------------------   ---------------------------------
                                                                        Per                                  Per
                                            Numerator    Denominator   Share     Numerator    Denominator   Share
                                           ----------------------------------   ---------------------------------
Basic earnings per share...................    $157      14,137         $0.01    $2,429        13,952       $0.17
                                                                        =====                               =====

Additional shares assuming exercise of
dilutive stock options and immediate
vesting of stock units.....................     --          640                    --             386
                                               ----      ------                  ------        ------
Diluted earnings per share.................    $157      14,777         $0.01    $2,429        14,338       $0.17
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

As the Company reported a net loss for the year ended December 31, 1999, diluted earnings per share was computed in the same manner as basic earnings per share. Therefore, at December 31, 1999, outstanding options to purchase 3,433,660 shares of common stock at prices ranging from $3.25 to $29.13, were not included in the computation of diluted earnings per share.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):


                                                December 31,
                                              1999         1998
                                            ----------------------
Vessels .................................   $ 222,666    $ 218,649
Buildings and leasehold improvements ....       7,779        7,704
Construction-in-progress ................       3,278          813
Other ...................................       9,122        7,706
                                            ----------------------
                                              242,845      234,872
Less accumulated depreciation ...........     (92,048)     (75,793)
                                            ----------------------
                                            $ 150,797    $ 159,079
                                            ======================

During 1999, $0.3 million of leasehold improvements were written-off along with $0.2 million of related accumulated depreciation. During 1998, $1.4 million of leasehold improvements were written-off along with $0.5 million of related accumulated depreciation upon the amendment to the lease covering the Company's Chicago headquarters facilities. The company was extended a credit for future rent by the landlord for the value of the undepreciated leasehold improvements (See Note 8 for further information).

NOTE 4. LONG-TERM DEBT


Long-term debt consisted of (in thousands):

                                                                                   December 31,
                                                                                  1999       1998
                                                                                --------------------
U.S. Government Guaranteed Ship Financing Note,  American Queen Series,
  LIBOR+0.25% floating rate notes due semi-annually beginning February 24,
  1996 through August 24, 2005 ...............................................   $14,385   $16,809

U.S. Government Guaranteed Ship Financing Bond, American Queen Series, 7.68%
  fixed rate, sinking fund bonds due semi-annually beginning February 24, 2006
  through June 2, 2020 .......................................................    36,198    36,198

U.S. Government Guaranteed Ship Financing Note,  Independence Series A,
  LIBOR+0.27% floating rate notes due semi-annually beginning June 7, 1996
  through December 7, 2005 ...................................................     7,926     9,248

U.S. Government Guaranteed Ship Financing Bond, Independence Series A, 6.84%
  fixed rate sinking fund bonds due semi-annually beginning June 7, 2006
  through December 7, 2015 ...................................................    13,215    13,215

U.S. Government Guaranteed Ship Financing Note, Independence Series B,
  LIBOR+0.27% floating rate notes due semi-annually beginning December 7, 1996
  through December 7, 2005 ...................................................     2,124     2,478

U.S. Government Guaranteed Ship Financing Bond, Independence Series B, 7.46%
  fixed rate sinking fund bonds due semi-annually beginning June 7, 2006
  through December 7, 2015 ...................................................     3,540     3,540

Revolving credit facility (maximum availability of $70 million) ..............     7,175      --
                                                                                 -----------------
                                                                                  84,563    81,488
Less current portion .........................................................     4,100     4,100
                                                                                 -----------------
                                                                                 $80,463   $77,388
                                                                                 =================


Required principal payments on long-term debt are $4.1 million for each of the years from 2000 to 2003. Required principal payments on long-term debt in 2004 is $11.3 million. See Note 11 for further information. For the years ended December 31, 1999 and 1998, the weighted-average interest rate on outstanding borrowings was approximately 7.6% and 7.0%, respectively.

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

In the first quarter of 1999, DQSC, as borrower, closed on a new long-term credit facility with The Chase Manhattan Bank, as agent, and several participant banks (the "Chase Facility"). The Chase Facility, which is a $70 million revolving credit facility maturing in February 2004, replaces the previous credit facility with Chase Manhattan. Borrowings under the new facility bear interest at a rate, at the option of DQSC, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 1.50%, or (2) LIBOR plus a margin ranging from 1.50% to 2.50%. DQSC is also required to pay an unused commitment fee at a rate of 0.50% per annum.

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

On April 8, 1999, the Company received a commitment from the Maritime Administration for up to $1.1 billion in financing guarantees. The commitment amount represents 87.5% of the total cost of the initial two Hawaii vessels, including shipyard costs, capitalized interest, and fees. See Note 11 for further information.

As of December 31, 1999, the Company complied with all covenants under its various debt agreements.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. The Company currently leases approximately 21,000 square feet from a partnership controlled by an affiliated company, at an annual rate of approximately $100,000. In addition, the Company's mainland headquarters is maintained pursuant to an assignment from local authorities. The Company paid approximately $168,000, $165,000 and $160,000 under this arrangement for the years ended December 31, 1999, 1998 and 1997, respectively. This arrangement may be terminated at any time by the local authorities upon determination that a superior maritime use is deemed to exist. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $662,000, $842,000 and
$916,000, respectively.

The future minimum lease commitments for the next five years and thereafter under all noncancelable operating leases, excluding assignment payments, as of December 31, 1999, are $411,000, $428,000, $415,000, $385,000, $271,000 and $0.

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

COASTAL VESSELS

The Company entered into a construction contract, as of May 1, 1999, with Atlantic Marine, Inc. of Jacksonville, Florida to construct at least two coastal cruise vessels for its Delta Queen line. This contract is the culmination of the previously announced plans to build a series of up to five new vessels to provide cruises along U.S. coastal waterways. Under the construction contract, the contract price of the vessels will be $30 million each and will have a total project cost, including Company provided furnishings, fixtures and equipment, of approximately $35 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 226 passengers. The contract provides that the delivery date will be March 2001 for the first vessel and June 2001 for the second vessel. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery.

RIVERBOAT ACQUISITION

In May 1999, the Company acquired a substantially complete riverboat originally built for the casino trade that the Company will convert and operate as the fourth Delta Queen riverboat. The Company expects the vessel, which will be known as the Columbia Queen, will enter service in May 2000 operating weekly cruise vacations out of Portland on the Columbia River system. The Company originally entered into an agreement with Nichols Brothers Boat Builders, Inc. to renovate the Columbia Queen. However, the Company recently terminated that agreement and entered into an agreement with Cascade General, Inc. to convert the 218 foot boat into an overnight passenger vessel with 161 passenger berths. The Company paid $3.2 million to acquire the vessel and estimates the total renovation, relocation, start-up and marketing costs, inclusive of the $14 million contract with Cascade General, to be $25 million to $28 million.

SHIP PURCHASE

On October 15, 1999, the Company finalized an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The 1,214 passenger cruise ship is expected to be transferred to the Company in the Fall of 2000 and will be operated in the Hawaiian Islands by USL as a U.S.-flag vessel named the ms Patriot. The purchase agreement required the Company to make an earnest money deposit of $18 million by October 18, 1999 and an additional $12 million by January 17, 2000. The Company arranged for an unsecured letter of credit facility with Chase Manhattan Bank for up to $30 million and satisfied the first deposit requirement by posting an $18 million letter of credit. Outstanding letters of credit under this facility bear a fee equal to 0.25% per annum if the Company deposits cash collateral to secure the letter of credit and 2.125% per annum if the Company does not post cash collateral. The Company is also required to pay a commitment fee of 0.375% per annum on the unused portion of the facility.

Persons and entities affiliated with Equity Group Investments, Inc. ("EGI"), the Company's largest shareholder, guaranteed the letter of credit facility to Chase Manhattan Bank, thereby allowing the Company to obtain the facility. The Company has paid EGI a commitment fee of $0.5 million and has agreed to pay EGI additional compensation contingent upon appreciation in the Company's common stock. EGI's rights to receive this additional compensation will vest, on a monthly basis, during the period that the guarantee remains outstanding and will increase to the extent that amounts are paid by EGI pursuant to the guarantee. EGI has a period of five years to exercise its rights to receive such payment, subject to the Company's right to pay such additional fee at any time within the next three years at escalating amounts and tied to the rights vested by EGI. As of December 31, 1999, the Company has recorded accrued interest and other financing expenses of $3.1 million related to this transaction. A committee comprised of the Company's independent directors negotiated the arrangement with EGI. The committee received independent legal and financial advice. See Note 11 for further information.

In addition, the purchase agreement with Holland America Line provides for the transaction to close in October 2000. As part of the purchase agreement, Holland America Line has agreed to make available to the Company $84.5 million of financing secured by the vessel.

NOTE 6. STOCKHOLDERS' EQUITY

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

NOTE 7. INCOME TAXES

The provision (benefit) for income taxes consisted of (in thousands):

                                            Years Ended December 31,
                                           1999       1998       1997
                                         -----------------------------
Current tax provision (benefit):
    Federal ..........................   $  --      $  --      $  --
    State ............................       150        213        163
                                         -----------------------------
    Total current tax provision ......       150        213        163
                                         -----------------------------
Deferred tax provision (benefit):
    Federal ..........................      (712)        89      1,323
    State ............................      (476)      (195)       134
                                         -----------------------------
    Total deferred tax provision .....    (1,188)      (106)     1,457
                                         -----------------------------
    Total tax provision (benefit) ....   $(1,038)      $107     $1,620
                                         =============================

The provision (benefit) for income taxes differs from amounts computed by applying the U.S. statutory Federal income tax rate. The differences are summarized as follows (in thousands):


                                                         Years Ended December 31,
                                                       1999        1998       1997
                                                     -------------------------------
                                                        35%         35%        35%
                                                     -------------------------------
Tax provision (benefit) at statutory rate ........   $  (975)    $    93      $1,417
State income taxes (net of Federal benefit) ......      (297)         12         193
Non-deductible expenses ..........................       234         221         313
Other ............................................      --          (219)       (303)
                                                     -------------------------------
Total tax provision (benefit) ....................   $(1,038)    $   107     $ 1,620
                                                     ===============================


The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                        December 31,
Deferred tax assets:                                   1999     1998
                                                     -----------------
    Insurance costs and reserves .................   $ 1,173   $ 1,097
    Non-recurring executive compensation .........       135       490
    Benefit cost accruals ........................       716       491
    Finance cost accruals ........................     1,030      --
    Alternative minimum tax
      credit carryforwards .......................     2,206     2,196
    Drydock accruals .............................     1,995       967
    Net operating loss carryforward ..............    36,823    35,090
    Goodwill, due to basis differences ...........     3,075     1,270
                                                     -----------------
    Total deferred tax assets ....................    47,153    41,601
                                                     -----------------

Deferred tax liabilities:
    Capital construction fund ....................       702     1,237
    Property plant and equipment, due to
      basis differences and depreciation, net ....    34,005    30,353
                                                     -----------------
    Total deferred tax liabilities ...............    34,707    31,590
                                                     -----------------
    Net deferred tax asset .......................   $12,446   $10,011
                                                     =================

At December 31, 1999, consolidated net operating losses of approximately $3.0 million, $10.0 million, $36.0 million, $14.0 million, $29.0 million, $5.0 million and $5.7 million, expiring in 2008, 2009, 2010, 2011, 2012, 2018 and
2019, respectively, were available to offset future taxable income of the Company. The 1999 net operating loss of $5.7 million includes $3.5 million of deductions related to stock option exercises, the tax benefit of which was recorded as additional paid in capital.

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

NOTE 8. RELATED PARTIES

As of December 31, 1999, the largest stockholders of the Company's common stock were certain affiliates of EGI, including EGI Holdings, Inc. and EGIL Investments, Inc., which owned an aggregate of 40% of the Company's common stock. EGI and its affiliates provided certain administrative support services for the Company, including but not limited to legal, accounting, tax, benefit and insurance brokerage services. As previously mentioned in Note 5, the Company leases office space from an affiliate of EGI. In the aggregate, the fees charged by EGI and its affiliates for such services and rent were approximately $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, as previously mentioned in Note 5, the Company obtained financing guarantees from EGI. These arrangements with EGI and its affiliates are subject to approval by a majority of the non-affiliated members of the Company's Board of Directors.

In late 1997, the Company subleased approximately 13,000 square feet of Chicago office space (the "sublease area") to Equity Office Properties Trust, an affiliate of EGI. For the years ended December 31, 1998 and 1997, approximately $78,000 and $23,000, respectively, was received by the Company under the sublease. In mid-1998, the Company entered into an amended lease agreement covering the Chicago office space whereby the subleased area was removed from the lease. The Company was granted a $0.6 million reduction in future rent on its remaining office space, representing the value of undepreciated leasehold improvements of the sublease area.

The Company paid approximately $0.6 million and $0.8 million during 1999 and 1998, respectively, for legal services to Preston Gates Ellis & Rouvelas Meeds ("Preston Gates"). Mr. Rouvelas, a Director of the Company since 1998, is a partner of Preston Gates. The Company paid approximately $0.1 during both 1999 and 1998 for legal services to Watanabe, Ing & Kawashima ("WIK"). Mr. Watanabe, a Director of the Company since 1998, is a partner of WIK. The Company paid approximately $0.2 million for recruiting fees to Heidrick & Struggles ("H&S") during 1999. Mr. Berry, a Director of the Company since 1999, is a partner of H&S.

NOTE 9. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company's non-union employees are eligible to participate in the ADVANTAGE Retirement Savings Plan (as amended and restated October 1, 1987, "ADVANTAGE Plan"), a profit-sharing plan with a salary deferral feature that qualifies under Section 401 of the Internal Revenue Code of 1986, as amended. The ADVANTAGE Plan allows participants to defer a portion of their eligible compensation on a pre-tax basis. Participant contributions are 100% vested at the time the contribution is made. Matching contributions are made by the Company in an amount equal to 100% of the amount of a participant's contribution with a maximum of 4% of such participant's annual eligible wages, subject to Internal Revenue Service maximums. In addition, the Company may make discretionary profit-sharing contributions which are allocated to eligible employees based on eligible compensation. Company contributions vest over a five-year period. Matching and profit-sharing contributions approximated $845,000, $497,000 and $550,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

The Company also maintains a non-qualified deferred compensation plan (the "Restoration Plan"), effective August 1, 1998. The purpose of the Restoration Plan is to provide deferrals for eligible employees that may not be made to the ADVANTAGE Plan because of certain restrictions and limitations in the Code. Benefits will be paid from employee contributions. The Company's liability under the Restoration Plan as of December 31, 1999 was $98,000.

The Company also contributes, under collective bargaining agreements, to funds designed to provide pension and health benefits for its union employees. The Company contributed $2,419,000, $2,203,000 and $2,147,000 to such plans for the years ended December 31, 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The American Classic Voyages Co. 1995 Employee Stock Purchase Plan (the "ESP Plan") allows eligible employees to purchase common stock of the Company, through payroll deductions, at a discounted price from the market price. The exercise price under the ESP Plan is deemed to be 85% of the lesser of (i) the market value of the Company's common stock on the last business day of the offering period or (ii) the greater of (a) the average market value during the offering period and (b) the market value on the first business day of the offering period. There is a maximum of 500,000 shares authorized under the ESP Plan. There were 9,749, 11,622 and 9,718 shares issued during 1999, 1998 and 1997, respectively, at an average price of $17.41, $13.38 and $10.70 per share for 1999, 1998 and 1997, respectively. At December 31, 1999, approximately 451,000 shares were available for offering under the ESP Plan.

STOCK-BASED COMPENSATION PLANS

The Company granted, as of January 1, 1992, fully vested options to the Company's then senior executive officers, to purchase shares of common stock, in lieu of bonus payments (the "Executive Stock Option Plan"). These options are exercisable, in whole or in part, at any time prior to January 2, 2002, at an exercise price of $3.25 per share.

The Company adopted the 1992 Stock Option Plan effective January 2, 1992 (the "1992 Plan") and the 1999 Stock Option Plan effective June 24, 1999 (the "1999 Plan"). Pursuant to the 1992 and 1999 Plans, certain officers, directors, key employees, and consultants will be offered the opportunity to acquire shares of the Company's common stock via stock option grants. In addition, the 1992 Plan provides for the granting of stock units. The exercise price of options granted under the 1992 and 1999 Plans cannot be less than the fair market value of the Company's common stock at the date of grant. As of December 31, 1999, 2,464,672 and 3,000,000 shares of the Company's common stock have been reserved for issuance under the 1992 Plan and 1999 Plan, respectively. Options granted under the 1992 and 1999 Plans generally vest over a three-year period and expire 10 years from the date of grant. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $9.21, $7.86 and $4.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997 respectively: expected volatility of 50%, 53% and 52%, risk-free interest rates of 6.3%, 4.6% and 5.7%, expected lives of three years and dividend yield of 0% for all years.

In 1999 and 1998, under the terms of the 1992 Plan, the Company paid each non-employee director stock units as an annual retainer. The stock units in general vest at a rate of 25% on the first day of each calendar quarter. The fully vested stock units will be converted into an equal number of common stock shares at any time as selected by each director prior to each grant.

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


                                                             1999            1998              1997
                                                    ---------------------------------------------------
Net income (loss)                     As reported       $    (1,750)     $       157     $     2,429
                                      Pro forma              (4,396)          (2,487)          1,422

Basic earnings (loss) per share       As reported        $    (0.10)      $     0.01      $     0.17
                                      Pro forma               (0.26)           (0.18)           0.10

Diluted earnings (loss) per share     As reported        $    (0.10)      $     0.01      $     0.17
                                      Pro forma               (0.26)           (0.18)           0.10

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

The table below summarizes the activities for 1997, 1998 and 1999:


                                    Executive
                                      Stock
                                   Option Plan           1992 Plan             1992 Plan
                                   -----------   --------------------------   -----------
                                      Shares      Shares          Shares        Shares     Weighed-Average
                                    Subject to   Subject to     Subject to    Subject to   Exercise Price
                                     Options      Options       Stock Units    Options      for Options
                                   -----------   ----------     -----------   -----------  ----------------
Balance at December 31, 1996 ....    238,131     1,492,422          --            --          $ 10.54
      Granted ...................       --          62,000        24,500          --            12.36
      Canceled ..................       --         (71,753)       (1,450)         --            11.43
      Exercised .................    (43,006)      (60,290)         --            --             7.90
      Converted .................       --            --          (2,650)         --              --
                                   -----------   ----------     -----------   -----------     -------

Balance at December 31, 1997 ....    195,125     1,422,379        20,400          --            10.74
      Granted ...................       --       1,618,000        14,000          --            17.10
      Canceled ..................    (19,512)     (151,236)         --            --            13.44
      Exercised .................    (50,000)     (215,047)         --            --             9.29
      Converted .................       --            --          (7,000)         --              --
                                   -----------   ----------     -----------   -----------     -------

Balance at December 31, 1998 ....    125,613     2,674,096        27,400          --            14.39
      Granted ...................       --           7,500         9,100       999,650          20.69
      Canceled ..................       --         (48,673)         --            --            14.92
      Exercised .................    (86,000)     (238,526)         --            --             9.94
                                   -----------   ----------     -----------   -----------     -------
Balance at December 31, 1999 ....     39,613     2,394,397        36,500       999,650        $ 16.65
                                   ===========   ==========     ===========   ===========     =======


The following table summarizes information about options outstanding at December 31, 1999:

                                            Options Outstanding                      Options Exercisable
                        ----------------------------------------------------    ------------------------------
                                         Weighted-Average
                                             Remaining         Weighted-                          Weighted-
      Range of          Outstanding      Contractual Life       Average          Exercisable      Average
   Exercise Price       at 12/31/99          in Years        Exercise Price      at 12/31/99    Exercise Price
--------------------   ------------      ----------------   ----------------    ------------    --------------
      $   3.25              39,613           2               $    3.25              39,613        $    3.25
    7.97 -    9.88         359,534           7                    8.87             356,201             8.86
   10.25 -   15.00         301,751           6                   11.66             296,084            11.65
   15.32 -   20.00       2,467,612           8                   17.28           1,101,544            17.11
   22.94 -   29.13         265,150          10                   28.98                   0              --
------------------      ----------         ---               ---------           ---------        ---------
$   3.25 - $ 29.13       3,433,660           8               $   16.65           1,793,442        $   14.26
==================      ==========         ===               =========           =========        =========

NOTE 10. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized unaudited quarterly results of operations for 1999 and 1998 are as follows:


Year Ended December 31, 1999                  March 31,   June 30,  September 30,    December 31,
(In thousands, except per share data)           1999        1999       1999               1999
                                              ---------------------------------------------------
     Revenues .............................   $ 40,566    $ 55,200   $ 57,460        $ 55,491
     Gross profit .........................     11,798      21,506     21,692          19,858
     Operating (loss) income ..............     (9,222)      4,735      3,714           2,422
     Pre-tax (loss) income ................    (10,470)      4,124      3,479              79
     Net (loss) income ....................     (6,283)      2,475      2,091             (33)
     Basic (loss) earnings per share ......      (0.44)       0.14       0.11            0.00
     Diluted (loss) earnings per share ....      (0.44)       0.14       0.11            0.00


Year Ended December 31, 1998                  March 31,   June 30,  September 30,    December 31,
(In thousands, except per share data)           1999        1999       1999               1999
                                              ---------------------------------------------------
     Revenues .............................   $ 40,668    $ 53,535   $ 50,920        $ 47,102
     Gross profit .........................     11,209      20,562     18,184          16,675
     Operating (loss) income ..............     (6,143)      4,037      3,798           3,794
     Pre-tax (loss) income ................     (7,262)      2,614      2,424           2,488
     Net (loss) income ....................     (4,362)      1,574      1,454           1,491
     Basic (loss) earnings per share ......      (0.31)       0.11       0.10            0.10
     Diluted (loss) earnings per share ....      (0.31)       0.11       0.10            0.10


The sum of quarterly (loss) earnings per common share differs from full-year amounts due to changes in the number of shares outstanding during the year.

RESCISSION OF ACCOUNTING METHOD

On November 2, 1999, the Company announced that it had rescinded its prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs," relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Pursuant to SOP 93-7, the Company deferred recognition of direct response advertising costs related to certain direct response advertising efforts. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. The Company rescinded its adoption of SOP 93-7 due to difficulties encountered in implementing the new method. In rescinding SOP 93-7, the Company returned to its prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, the Company restated its earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to its previously reported loss of $4.5 million, or ($0.32) per share. The Company also restated its earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share, compared to its previously reported earnings of $2.3 million, or $0.13 per share.


NOTE 11. SUBSEQUENT EVENTS (UNAUDITED)

DEBT ISSUANCE

On February 10, 2000, the Company issued $25 million of one year notes guaranteed by the Maritime Administration. The notes bear interest at LIBOR minus 0.05%. This is the first issuance of debt under the $1.1 billion of financing guarantees from the Maritime Administration for the construction of the Hawaii cruise vessels. The proceeds are being used for the construction of the first Hawaii vessel.

COMMON STOCK OFFERING

On February 22, 2000, we completed an offering of an additional 2,000,000 shares of common stock. The proceeds to us, after underwriting commissions, were $47.1 million and are being used for the construction of the second Hawaii vessel. The underwriters' overallotment option of 300,000 additional shares was not exercised.

CONVERTIBLE SECURITIES OFFERING

On February 22, 2000, we completed an offering of 2,000,000 trust preferred securities. Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of common stock. All outstanding preferred securities will be redeemed on February 15, 2015 or upon early redemption. The net proceeds to us, after underwriting fees, were $96.8 million. A portion of the proceeds were used to fund the $30 million letter of credit facility related to the ms Nieuw Amsterdam purchase, thereby removing EGI from the guarantee, and to pay down outstanding amounts on the Chase credit facility. The underwriters' overallotment option of 300,000 additional preferred securities was not exercised.

                                                                      SCHEDULE I

                          AMERICAN CLASSIC VOYAGES CO.
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                       December 31,
                                                    1999         1998
                                                  ----------------------

ASSETS
Cash and cash equivalents .....................   $  30,153    $     458
Prepaid expenses and other current assets .....         339        1,841
Property and equipment, net ...................         906        2,771
Other assets ..................................         493         --
Investment in and advances to subsidiaries ....     100,609       60,667
                                                  ----------------------
                                                  $ 132,500    $  65,737
                                                  ======================

LIABILITIES
Other liabilities .............................   $   2,700    $   3,830
                                                  ----------------------

STOCKHOLDERS' EQUITY
Common stock ..................................         187          143
Paid-in capital ...............................     151,094       80,451
Accumulated deficit ...........................     (19,573)     (17,823)
Other .........................................      (1,908)        (864)
                                                  ----------------------
Total stockholders' equity ....................     129,800       61,907
                                                  ----------------------
                                                  $ 132,500    $  65,737
                                                  ======================


            See accompanying notes to Condensed Financial Statements.

                                                                      SCHEUDLE I


                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                        Years Ended December 31,
                                                       1999     1998       1997
                                                   -------------------------------
Miscellaneous (expense) revenues ...............   $ 1,711    $(1,700)   $  (290)

Depreciation expense ...........................      (608)      (880)      (713)

Income tax benefit (expense) ...................      (435)     1,068        547

Equity in earnings (losses) of subsidiaries ....    (2,418)     1,669      2,885
                                                   ------------------------------
Net income (loss) ..............................   $(1,750)   $   157    $ 2,429
                                                   ==============================


            See accompanying notes to Condensed Financial Statements.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     Years Ended December 31,
                                                                    1999       1998        1997
                                                                 --------------------------------
OPERATING ACTIVITIES
Net income (loss) ............................................   $ (1,750)   $    157    $  2,429

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES
   Depreciation ..............................................        608         880         713
   Equity in (earnings) losses of subsidiaries, net ..........      2,418      (1,669)     (2,885)
   (Increase) decrease in advances to subsidiaries ...........    (40,961)       (570)        438
   (Increase) decrease in prepaid expenses and other .........        145        (514)        168
   (Decrease) increase in other liabilities ..................        678      (1,326)       (465)
                                                                 --------------------------------
   Net cash (used in) provided by operating activities .......    (38,862)     (3,042)        398
                                                                 --------------------------------
INVESTING ACTIVITIES
Capital expenditures .........................................       (140)     (1,421)       (178)
                                                                 --------------------------------
Net cash used in investing activities ........................       (140)     (1,421)       (178)
                                                                 --------------------------------

FINANCING ACTIVITIES
Issuance of common stock .....................................     68,697       2,907       1,139
Purchase of common stock .....................................       --          (757)       --
Deferred financing fees ......................................       --          (533)       --
                                                                 --------------------------------
Net cash provided by financing activities ....................     68,697       1,617       1,139
                                                                 --------------------------------

Increase (decrease) in cash and cash equivalents .............     29,695      (2,846)      1,359
Cash and cash equivalents, beginning of period ...............        458       3,304       1,945
                                                                 --------------------------------
Cash and cash equivalents, end of period .....................   $ 30,153    $    458    $  3,304
                                                                 ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing activities:
     Cash paid for taxes .....................................   $    165    $   --      $   --



            See accompanying notes to Condensed Financial Statements.

                                                                     Schedule I
                          AMERICAN CLASSIC VOYAGES CO.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (PARENT COMPANY) - (CONTINUED)



BASIS OF PRESENTATION

The Condensed Financial Information of American Classic Voyages Co. ("AMCV") has been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1999, 1998 and 1997 included herein this Form 10-K. The balance sheets as of December 31, 1999 and 1998, respectively, and the related statements of operations and cash flows have been prepared on an unconsolidated basis. AMCV's investment in its subsidiaries is recorded on the equity basis. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

DIVIDENDS FROM SUBSIDIARIES

No dividends were paid to AMCV for the years ended December 31, 1999, 1998 and 1997.

INCOME TAXES

AMCV has entered into tax sharing agreements with its subsidiaries which require each subsidiary to compute its Federal income tax liability on a separate company basis and to pay amounts so computed to AMCV. No payments were made under the tax sharing agreement for the years ended December 31, 1999, 1998 and 1997.

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

                          AMERICAN CLASSIC VOYAGES CO.
                                INDEX TO EXHIBITS

EXHIBIT NUMBER                         DESCRIPTION

**3.(i) Second Amended and Restated Certificate of Incorporation of the Company (filed on March 31, 1999 as Exhibit 3.(i) to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

**3.(ii) Third Amended and Restated By-Laws of the Company (filed on November 15, 1999 as Exhibit 3.(ii) to the Company's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

**4.(i) Proof of Common Stock Certificate (filed on February 14, 1992 as Exhibit 4.(i) to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-45139) and incorporated herein by reference).

**4.(ii)(a)(1)    Credit Agreement, dated as of February 25, 1999, among the
                  Delta Queen Steamboat Co. (the "Borrower"), the financial institutions from time to time parties thereto as Lenders (the
                  "Lenders"), The Chase Manhattan Bank, as Issuing Bank and as
                  Administrative Agent thereunder (the "Agent"), and Hibernia
                  National Bank, as Documentation Agent (filed on March 31, 1999 as Exhibit 4.(ii)(a)(1) to the Company's Form 10-K dated
                  December 31, 1998 and incorporated herein by reference).

**4.(ii)(a)(2)    Security Agreement, dated as of February 25, 1999, executed by the Borrower in favor of the Agent for the benefit of the Agent and the Lenders (filed on March 31, 1999 as Exhibit
                  4.(ii)(a)(2) to the Company's Form 10-K dated December 31,
                  1998 and incorporated herein by reference).

                  The following entities also have entered into a similar security agreement with the Agent:

                  (i)    DQSB II, Inc.;
                  (ii)   Great Ocean Cruise Line, L.L.C.;
                  (iii)  Cruise America Travel, Incorporated;
                  (iv)   Great River Cruise Line, L.L.C.; and
                  (v)    DQSC Property Co.

**4.(ii)(a)(3)    Stock Pledge Agreement, dated as of February 25, 1999,
                  executed by the Borrower in favor of the Agent, evidencing the pledge by the Borrower of all of its 100% interest in the capital stock of each of Cruise America Travel, Incorporated, DQSC Property Co. and DQSB II, Inc. (filed on March 31, 1999 as Exhibit 4.(ii)(a)(3) to the Company's Form 10-K dated
                  December 31, 1998 and incorporated herein by reference).

**4.(ii)(a)(4)    Limited Liability Company Pledge Agreement, dated as of
                  February 25, 1999, executed by the Borrower in favor of the Agent evidencing the pledge by the Borrower of its 99% membership interest in each of Great River Cruise Line, L.L.C.
                  and Great Ocean Cruise Line, L.L.C. (filed on March 31, 1999 as Exhibit 4.(ii)(a)(4) to the Company's Form 10-K dated
                  December 31, 1998 and incorporated herein by reference).


**4.(ii)(a)(5)    Guaranty executed by Cruise America Travel, Incorporated, DQSC
                  Property Co., DQSB II, Inc., Great Ocean Cruise Line, L.L.C.
                  and Great River Cruise Line, L.L.C. in favor of the Agent evidencing the guarantees of the obligations of the Borrower
                  (filed on March 31, 1999 as Exhibit 4.(ii)(a)(5) to the
                  Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).


**4.(ii)(a)(6)    Trust Indenture among the Agent, the Lenders, Great River
                  Cruise Line, L.L.C. and The Chase Manhattan Bank as trustee
                  (the "DQ Trustee") covering the Delta Queen (a substantially identical Trust Indenture covering the Mississippi Queen has also been executed) (filed on March 31, 1999 as Exhibit
                  4.(ii)(a)(6) to the Company's Form 10-K dated December 31,
                  1998 and incorporated herein by reference).

**4.(ii)(a)(7)    Preferred Ship Mortgage covering the Delta Queen executed by
                  Great River Cruise Line, L.L.C. in favor of the DQ Trustee for the benefit of the Agent and the Lenders (a substantially identical Preferred Ship Mortgage covering the Mississippi
                  Queen has also been executed) (filed on March 31, 1999 as
                  Exhibit 4.(ii)(a)(7) to the Company's Form 10-K dated December
                  31, 1998 and incorporated herein by reference).

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

**4.(ii)(b)(14)   Endorsement No. 1 to Secretary's Note Form Great AQ Steamboat,
                  L.L.C. to the United States of America executed on March 25,
                  1997, effective as of December 31, 1996 (filed on May 13, 1997 as Exhibit 4.(ii)(c)(14) to the Company's Form 10-Q dated
                  March 31, 1997 and incorporated herein by reference).

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

**10.(ii)(a)(3)   First Amendment dated March 12, 1997 by and between Equity
                  Office Properties, Inc., as agent for beneficial owner, as Landlord, and Great Hawaiian Properties Corporation, d/b/a
                  American Hawaii Cruises, as Tenant (filed on March 31, 1999 as
                  Exhibit 10.(ii)(a)(3) to the Company's Form 10-K dated
                  December 31, 1998 and incorporated herein by reference).

**10.(ii)(a)(4)   Assignment and Assumption of Lease dated January 1, 1998
                  between Great Hawaiian Properties Corporation, d/b/a American
                  Hawaii Cruises, as Assignor, and American Classic Voyages Co., as Assignee (filed on March 31, 1999 as Exhibit 10.(ii)(a)(4) to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

**10.(ii)(a)(5)   Second Amendment dated August 10, 1998 by and between Equity
                  Office Properties, Inc., as agent for beneficial owner, as Landlord, and American Classic Voyages Co., as Tenant (filed on March 31, 1999 as Exhibit 10.(ii)(a)(5) to the Company's
                  Form 10-K dated December 31, 1998 and incorporated herein by reference).

**10.(ii)(a)(6)   Lease dated October 16, 1998 by and between MFD Partners, as
                  Landlord, and American Hawaii Properties Corporation, as
                  Tenant (filed on March 31, 1999 as Exhibit 10.(ii)(a)(6) to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

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

**10.(iii)(a)(6)  American Classic Voyages Co. Deferred Compensation Plan (filed on March 31, 1999 as Exhibit 10.(iii)(a)(6) to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

**10.(iv)(a)(1)   Master Shipbuilding Contract for Construction of Two Passenger
                  Vessels by and between Ingalls Shipbuilding, Inc. and Project
                  America, Inc. for Hulls No. 7671 and 7672, dated March 9,
                  1999.*

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

**10.(iv)(a)(2)   Construction Contract for Coastal Queen Class Vessel dated May
                  1, 1999 by and between Coastal Queen Holdings, L.L.C. and
                  Atlantic Marine, Inc. (filed on May 14, 1999 as Exhibit
                  10.(iv)(a)(3) to the Company's Form 10-Q dated March 31, 1999 and incorporated herein by reference).*

                  Appendix One - Coastal Queen Milestone Payments
                  Appendix Two - Affidavit for Exemption of Boat Sold for Removal from the State of Florida by a Nonresident Purchaser Appendix Three - Maker's List

**10.(iv)(a)(3)   Guaranty dated May 1, 1999 made by The Delta Queen Steamboat
                  Co. in favor of Atlantic Marine Inc. (filed on May 14, 1999 as
                  Exhibit 10.(iv)(a)(4) to the Company's Form 10-Q dated March
                  31, 1999 and incorporated herein by reference).

**10.(iv)(a)(4)   Asset Purchase and Sale Agreement dated April 29, 1999 by and between Capitol Queen & Casino, Inc., as Seller, and The Delta
                  Queen Steamboat Co., as Purchaser (filed on May 14, 1999 as
                  Exhibit 10.(iv)(a)(5) to the Company's Form 10-Q dated March
                  31, 1999 and incorporated herein by reference).

                  Exhibit A - Escrow Agreement
                  Exhibit B - Vessel Inventory
                  Exhibit C - Order Approving Sale of Personal Property Free and Clear of Liens, Claims and Encumbrances

**10.(iv)(a)(5)   Letter of Credit Agreement dated October 15, 1999 between
                  American Classic Voyages Co. and The Chase Manhattan Bank
                  (filed on November 9, 1999 as Exhibit 10.(iv)(a)(6) of the
                  Company's 10-Q/A dated March 31, 1999 and incorporated herein by reference).

                  Exhibit A - Form of Irrevocable Letter of Credit

**10.(iv)(a)(6)   Amended and Restated Reimbursement Agreement dated October 15,
                  1999 by and among Samuel Zell, Samuel Zell Revocable Trust and
                  American Classic Voyages Co. (filed on November 9, 1999 as
                  Exhibit 10.(iv)(a)(7) of the Company's 10-Q/A dated March 31,
                  1999 and incorporated herein by reference).

**10.(iv)(a)(7)   Memorandum of Agreement dated August 5, 1999 by and between
                  American Classic Voyages Co., as Buyer, and Hal Antillen N.V., as Seller, as amended October 11, 1999 (filed on November 9,
                  1999 as Exhibit 10.(iv)(a)(6) of the Company's 10-Q/A dated
                  March 31, 1999 and incorporated herein by reference).

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

**10.(iv)(a)(8)   Vessel Conversion Agreement dated August 20, 1999 between
                  Nichols Brothers Boat Builders, Inc. and The Delta Queen
                  Steamboat Co.* (filed on November 15, 1999 as Exhibit
                  10.(iv)(a)(9) to the Company's Form 10-Q dated September 30,
                  1999 and incorporated herein by reference).

  10.(iv)(a)(9)   Amended and Restated Agreement dated as of December 22, 1999 by and between Cascade General, Inc. (Shipyard) and The Delta
                  Queen Steamboat Co. (Owner) for the conversion of the Columbia
                  Queen.*

  11.             Not applicable.

  12.             Not applicable.

  13.             Not applicable.

  16.             Not applicable.

  18.             Not applicable.

  21.             Subsidiaries of the Company.

  22.             Not applicable.

  23.             Consent of KPMG LLP

  24.             Not applicable.

  27.             Financial Data Schedule. (for SEC use only)

  28.             Not applicable.

* Certain portions of this exhibit filed herewith have been omitted pursuant to an application for an order of confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. This non-public information has been filed separately with the Securities and Exchange Commission.

**  Previously filed.