Form 10-Q
period 2000-03-31
AMERICAN CLASSIC VOYAGES CO
filed 2000-05-15
CIK 315136

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------


                                    FORM 10-Q



                [  X  ]    Quarterly Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of May 8, 2000, there were 20,776,928 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                      INDEX



     ITEM DESCRIPTION                                                                                  PAGE
     ----------------                                                                                  ----
     Part I.   Financial Information:

               Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                          Condensed Consolidated Balance Sheets at March 31, 2000
                          and December 31, 1999.........................................................  3

                          Condensed Consolidated Statements of Operations for the
                          Three Months Ended March 31, 2000 and 1999....................................  4

                          Condensed Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 2000 and 1999....................................  5

                          Notes to Condensed Consolidated Financial Statements..........................  6


               Item 2.    Management's  Discussion and Analysis of Financial Condition
                          and Results of Operations.....................................................  9


               Item 3.    Quantitative and Qualitative Disclosures About Market Risk ................... 14

     Part II.  Other Information:

               Item 1.    Legal Proceedings............................................................. 15

               Item 6.    Exhibits and Reports on Form 8-K.............................................. 15

                          AMERICAN CLASSIC VOYAGES CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except shares and par value)


                                                                               (Unaudited)   (Audited)
                                                                                March 31,   December 31,
                                                                                  2000         1999
                                                                              ------------  -----------
ASSETS
Cash and cash equivalents ..................................................   $  87,061    $  42,399
Restricted cash ............................................................      55,289          289
Short-term investments .....................................................      13,326         --
Accounts receivable ........................................................       1,492        1,205
Prepaid air tickets ........................................................       3,282        1,930
Prepaid expenses and other current assets ..................................       6,643        6,020
                                                                               ---------    ---------
     Total current assets ..................................................     167,093       51,843

Property and equipment, net ................................................     150,989      150,797
Vessels under construction .................................................     124,428       74,601
Deferred income taxes, net .................................................      16,909       12,446
Other assets ...............................................................       7,657        4,303
                                                                               ---------    ---------
     Total assets ..........................................................   $ 467,076    $ 293,990
                                                                               ---------    ---------

LIABILITIES
Accounts payable ...........................................................   $  16,538    $  14,534
Note payable ...............................................................      25,000         --
Other accrued liabilities ..................................................      18,078       23,712
Current portion of long-term debt ..........................................       4,100        4,100
Unearned passenger revenues ................................................      58,019       41,381
                                                                               ---------    ---------
     Total current liabilities .............................................     121,735       83,727

Long-term debt, less current portion .......................................      72,076       80,463
                                                                               ---------    ---------
     Total liabilities .....................................................   $ 193,811    $ 164,190
                                                                               ---------    ---------
Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely 7%
     convertible subordinated debentures of the Company ....................   $ 100,000         --

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (5,000,000 shares
   authorized, none issued and outstanding) ................................   $    --      $     --
Common stock, $.01 par value (40,000,000 shares authorized;
20,806,987 and 18,653,206 shares issued, respectively) .....................         208          187
Additional paid-in capital .................................................     200,890      151,094
Accumulated deficit ........................................................     (25,953)     (19,573)
Common stock in treasury, at cost (51,000 shares) ..........................        (757)        (757)
Unearned restricted stock and stock units ..................................      (1,123)      (1,151)
                                                                               ---------    ---------
     Total stockholders' equity ............................................     173,265      129,800
                                                                               ---------    ---------
     Total liabilities and stockholders' equity ............................   $ 467,076    $ 293,990
                                                                               ---------    ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                         For the Three Months
                                                                           Ended March 31,
                                                                         -------------------
                                                                           2000       1999
                                                                         --------   --------
Revenues ..............................................................  $ 38,960   $ 40,566

Cost of operations (exclusive of depreciation expense shown below).....    28,235     28,768
                                                                          -------    -------
Gross profit ..........................................................    10,725     11,798

Selling, general and administrative expenses ..........................    16,364     16,865

Depreciation expense ..................................................     3,941      4,155
                                                                          -------    -------
Operating loss ........................................................    (9,580)    (9,222)

Interest income .......................................................     1,263        322

Interest expense and other financing costs ............................     1,004      1,570
                                                                          -------    -------
Loss before income taxes and accrued distributions on convertible
     preferrred securities of subsidiary trust ........................    (9,321)   (10,470)

Income tax benefit ....................................................     3,444      4,187

Accrued distributions on convertible preferred securities of subsidiary
     trust, net of income tax benefit of $295 .........................       503       --
                                                                          -------    -------
Net loss ..............................................................    (6,380)    (6,283)
                                                                          -------    -------

PER SHARE INFORMATION
Basic:
 Weighted-average shares outstanding ..................................    19,562     14,321
   Loss per share .....................................................     (0.33)     (0.44)

Diluted:
 Weighted-average shares outstanding ..................................    19,562     14,321
   Loss per share .....................................................   $ (0.33)   $ (0.44)



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      For the Three Months
                                                                         Ended March 31,
                                                                      ---------------------
                                                                         2000       1999
                                                                      ----------  ---------
OPERATING ACTIVITIES:
   Net loss .......................................................     (6,380)     (6,283)
       Depreciation expense .......................................      3,941       4,155
       Changes in working capital and other:
           Working capital changes and other ......................    (10,081)     (5,015)
           Unearned passenger revenues ............................     16,638      16,760
                                                                      --------    --------
       Net cash provided by operating activities ..................      4,118       9,617
                                                                      --------    --------

INVESTING ACTIVITIES:
   Capital expenditures ...........................................    (53,960)     (4,775)
   Purchase of marketable securities ..............................    (13,326)       --
       Increase in restricted investments .........................    (55,000)       --
                                                                      --------    --------
       Net cash used in investing activities ......................   (122,286)     (4,775)
                                                                      --------    --------

FINANCING ACTIVITIES:
   Proceeds from borrowings .......................................     41,300        --
   Repayment of borrowings ........................................    (24,687)     (1,212)
   Issuance of common stock .......................................     49,699         880
   Issuance of convertible preferred securities of subsidiary trust    100,000        --
   Deferred financing fees ........................................     (3,482)       (580)
                                                                      --------    --------
       Net cash provided by (used in) financing activities ........    162,830        (912)
                                                                      --------    --------

Increase in cash and cash equivalents .............................     44,662       3,930
Cash and cash equivalents, beginning of period ....................     42,399      27,004
                                                                      --------    --------
Cash and cash equivalents, end of period ..........................     87,061      30,934
                                                                      --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest (net of capitalized interest) .....................   $    949    $  1,946
       Income taxes ...............................................          7         100


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

1.   BASIS OF PRESENTATION

These accompanying unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") for American Classic Voyages Co. ("AMCV") and its subsidiaries. These Financial Statements include the accounts of AMCV and its wholly owned subsidiaries, The Delta Queen Steamboat Co. ("DQSC"), Great Hawaiian Cruise Line, Inc. ("GHCL") and Project America, Inc. (collectively with such subsidiaries, the "Company"). The following notes to the Financial Statements highlight significant changes to the notes included in the Form 10-K and such interim disclosures as required by the SEC. These Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

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

2.   RESTRICTED CASH

The $55 million increase in restricted cash through March 31, 2000 reflects: (1) $25 million of proceeds from a debt issuance which were placed into an escrow account (see Note 5 for further information) and (2) $30 million invested in a certificate of deposit which is being used as a collateral deposit for a letter of credit related to an October 2000 ship acquisition (see Note 8 for further information).

3.   SHORT-TERM INVESTMENTS

Under the definitions provided in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has purchased securities which have been classified as available for sale and are, therefore, recorded at their fair values. The fair value for these securities approximates cost due to the short maturities of the instruments.

4.   VESSELS UNDER CONSTRUCTION

Capitalized interest on the vessels under construction amounted to $2.0 million and $0 for the three months ended March 31, 2000 and 1999, respectively.

5.   NOTE PAYABLE

On February 10, 2000, the Company issued $25 million of notes guaranteed by the Maritime Administration ("MARAD"). This is the first issuance of debt under the $1.1 billion of financing guarantees from MARAD for the construction of the Hawaii cruise vessels. The notes bear interest at LIBOR minus 0.05%. Interest is payable quarterly beginning April 28, 2000. The entire principal amount is due on January 31, 2001. The Company intends to refinance these notes on or before the maturity date.

Upon issuance of the debt, the proceeds of $25 million were deposited into an escrow account. The funds will be released from escrow and the proceeds used for the construction of the first Hawaii vessel, once the Company meets certain equity requirements under MARAD regulations.

6.   DEBT

Long-term debt consisted of (in thousands):


                                                                             March 31,     December 31,
                                                                               2000            1999
                                                                             --------      ------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series ...... $ 13,173        $ 14,385

U.S. Government Guaranteed Ship Financing Bond, American Queen Series ......   36,198          36,198

U.S. Government Guaranteed Ship Financing Note, Independence Series A ......    7,926           7,926

U.S. Government Guaranteed Ship Financing Bond, Independence Series A ......   13,215          13,215

U.S. Government Guaranteed Ship Financing Note, Independence Series B ......    2,124           2,124

U.S. Government Guaranteed Ship Financing Bond, Independence Series B ......    3,540           3,540

Revolving credit facility (maximum availability of $70 million) ............       --           7,175
                                                                             --------        --------
                                                                               76,176          84,563

Less current portion .......................................................    4,100           4,100
                                                                             --------        --------
                                                                             $ 72,076        $ 80,463
                                                                             ========        ========


The revolving credit facility is available only for the conversion of the fourth Delta Queen riverboat, the construction of the first two coastal vessels, and Delta Queen working capital. The facility is secured by all of the assets of DQSC except the American Queen, and has various limitations and restrictions on investments, additional indebtedness, the construction costs of the new vessels, and other capital expenditures.

In 1999, the Company received a commitment from MARAD for up to $1.1 billion in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two Hawaii vessels, including shipyard costs, contingencies, capitalized interest, and guarantee fees. See Note 5 for further information.

On March 31, 2000, the Company received a commitment from MARAD for up to $78.3 million in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two coastal vessels currently under construction, including shipyard costs, contingencies, capitalized interest, and guarantee fees.

As of March 31, 2000, the Company complied with all covenants under its various debt agreements.

7. TRUST PREFERRED SECURITIES

On February 22, 2000, the Company completed an offering of 2,000,000 Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust ("trust preferred securities"). Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of common stock. All outstanding preferred securities will be redeemed on February 15, 2015 or upon early redemption. The outstanding preferred securities may be redeemed for cash at the Company's option on or after February 19, 2003. The net proceeds to the Company, after underwriting fees and other costs, were approximately $96.5 million. A portion of the proceeds were used to fund the $30 million letter of credit facility related to the ms Nieuw Amsterdam purchase (see Note 8 for further information) and to pay down outstanding amounts on the Chase credit facility. The underwriters' overallotment option of 300,000 additional trust preferred securities was not exercised.

8. COMMITMENTS AND CONTINGENCIES

In 1999, the Company finalized an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required the Company to make an earnest money deposit of $30 million by January 17, 2000. The Company arranged for an unsecured letter of credit facility with The Chase Manhattan Bank for up to $30 million and satisfied the deposit requirement by posting letters of credit for $30 million.

In 1999, persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), the Company's largest stockholder, guaranteed the letter of credit facility for the Company with The Chase Manhattan Bank for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, the Company paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in the Company's common stock. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, the Company deposited $30 million into a cash collateral account with Chase from proceeds received by the Company from the Company's securities offering, as discussed in Note 7, thereby terminating the Equity guarantee. The Company has the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The Company intends to pay to Equity amounts attributable to the vested units, or $3.2 million, by October 2000. If the Company does not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of the Company's common stock at such time.

Holland America Line has agreed to provide financing for the remaining portion of the purchase price totaling $84.5 million for 75 months at the prevailing prime rate. The Holland America Line financing will be secured by a first preferred ship mortgage.

9.   STOCKHOLDERS' EQUITY

ACCUMULATED DEFICIT

Changes in accumulated deficit for the three months ended March 31, 2000 were (in thousands):

    Accumulated deficit at December 31, 1999........................  $ (19,573)
    Net loss........................................................     (6,380)
                                                                      ----------
    Accumulated deficit at March 31, 2000...........................  $ (25,953)
                                                                      ----------

COMMON STOCK OFFERING

On February 22, 2000, the Company completed an offering of an additional 2,000,000 shares of common stock. The proceeds to the Company, after underwriting commissions and other costs, were $46.8 million and are being used for the construction of the second Hawaii vessel. The underwriters' overallotment option of 300,000 additional shares was not exercised.

10.  EARNINGS PER SHARE

As the Company reported losses for the quarters ended March 31, 2000 and 1999, diluted earnings per share was computed in the same manner as basic earnings per share. Conversion of trust preferred securities is not assumed, as the result would be antidilutive to the loss per share.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate two cruise lines:
Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the Independence steamship. Delta Queen also owns and will operate the Columbia Queen steamboat upon completion of its renovation in May 2000. We have formed a third cruise line, United States Lines, to operate the ms Patriot and the new Hawaii cruise vessels.

Our revenues are composed of:

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

Our cost of operations are composed of:

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

The following discusses the Company's consolidated results of operations and financial condition for the three month period ended March 31, 2000 versus the comparable period ended March 31, 1999. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Operations data expressed as a percentage of total revenue for the periods indicated is as follows:

                                                        Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                  2000                1999
                                               ------------       -------------
Revenues
                                                    100%                100%
Costs and Expenses:
     Operating expenses..................            72                  71

     Selling, general and administrative.            42                  42

     Depreciation........................            10                  10

Operating loss...........................           (25)                (23)

Net loss.................................           (16)                (15)



Selected operating statistics for the periods indicated are as follows:

                                                          Three Months
                                                         Ended March 31,
                                                 --------------------------------
                                                    2000               1999(5)
                                                 -----------          -----------
Fare revenue per passenger night...........           210                  204

Total revenue per passenger night..........           311                  301


Weighted average operating days (1):
     DELTA QUEEN...........................            63                   67

     AMERICAN HAWAII.......................            73                   90

Vessels capacity per day (berths) (2):
     DELTA QUEEN...........................         1,026                1,026

     AMERICAN HAWAII.......................           867                  867

Passenger nights (3).......................       125,105              134,900
                                                      98%                  92%
Physical occupancy percentage (berths) (4).



--------------------
(1) Weighted average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day. Capacity passenger nights is determined by multiplying, for the respective period, the actual operating days of each vessel by each vessel's capacity per day.

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

(4) Physical occupancy percentage is passenger nights divided by capacity passenger nights

(5) 1999 passenger nights, fare and total revenue per passenger night and occupancy percentage were previously reported as 131,374, $209, $309 and 90%, respectively. 1999 amounts have been recalculated to conform to the current presentation, which now includes passengers sailing on complimentary tickets. The current presentation will also be used in the future.

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

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

Consolidated first quarter 2000 revenues decreased $1.6 million to $39.0 million from $40.6 for the first quarter of 1999. This represents a $1.2 million decrease in fare revenues combined with a $0.4 million decrease in other revenues. American Hawaii's fare revenues decreased $2.2 million due to a 19% decrease in capacity passenger nights as a result of the scheduled 18-day Independence drydock. This was offset by a 3% increase in fare per diems from $194 to $201 and a 2% increase in occupancy from 100% to 102%. Delta Queen's fare revenues increased $1.0 million. Occupancy rates increased 10% from 83% to 93% and fare per diems increased 1% from $217 to $220. As a result, consolidated fare per diems for the first quarter of 2000 increased 3% from $204 to $210. The $0.4 million decrease in other revenues was attributable to the capacity passenger night decrease at American Hawaii.

Consolidated cost of operations for the first quarter of 2000 decreased $0.6 million to $28.2 million from $28.8 million for 1999. American Hawaii's operating costs decreased $1.4 million reflecting lower passenger, commission, air and land expenses associated with the capacity passenger night decrease. Delta Queen's operating costs increased $0.8 million reflecting higher onboard and commission expenses associated with the occupancy increase, and higher fuel costs. Maintenance expenses also increased by $0.3 million at Delta Queen. Consolidated gross profit decreased $1.1 million in the first quarter of 2000 from 1999 as a result of the Independence being out of service for its drydocking.

Consolidated selling, general and administrative expenses, before capacity expansion expenses, decreased $2.7 million to $13.4 million for the first quarter of 2000 from $16.2 million in 1999. The decrease in selling, general and administrative expenses reflects reduced marketing spending at both cruise lines during the quarter. Capacity expansion costs of approximately $3.0 million in the first quarter of 2000 were $2.3 million higher than in the prior year. Marketing and public relations expenses for the Columbia Queen and ms Patriot were incurred, which amounted to $1.3 million. The remainder of the increase is attributable to salary and benefits associated with new personnel hired during within the past year in connection with our capacity expansion efforts.

The consolidated operating loss for the first quarter of 2000 was $9.6 million as compared to $9.2 million for 1999.

Interest income increased by $0.9 million as a result of higher average cash and marketable securities balances resulting from proceeds received by us upon the sale of additional common stock and other securities in April 1999 and February 2000. Interest expense and other financing costs of $1.0 million in the first quarter of 2000 includes an accrual of $0.5 million payable to the guarantor of our letter of credit facility related to our agreed upon purchase of the ms Nieuw Amsterdam in October 2000. We also amortized $0.4 million of deferred financing fees related to this transaction. During the current quarter, we also capitalized $2.0 million of interest expense related to our vessels under construction. We capitalized no interest expense in the prior year. We accrued for distributions on trust preferred securities of $0.5 million, net of tax, in the first quarter of 2000 due to the February 2000 issuance of trust preferred securities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the three months ended March 31, 2000, cash provided by operations was $4.1 million compared to $9.6 million in 1999. The decrease primarily reflects the payment of costs during the first quarter of 2000 that had been accrued as of December 31, 1999 for layups, drydockings and employee bonuses. Such costs accrued at December 31, 1999 were approximately $5.0 million higher than in the prior year.

Investing Activities

Our capital expenditures of $54.0 million included $49.8 million for vessels under construction which mainly consists of payments to shipyards. Other capital costs for the new shipbuilding programs include technical design, engineering and architectural fees. For the Hawaii cruise ships under construction, we have spent $25.9 million during the first quarter of 2000, while $23.9 million was spent on the Columbia Queen and Delta Queen coastal vessels projects. Other capital expenditures of $4.2 million were mainly related to our existing vessels such as layups for our Delta Queen vessels and the Independence drydock, all of which were completed in the first quarter of 2000. With proceeds from our common stock and preferred securities offerings, as described below, we purchased $13.3 million of short-term investments. Proceeds from these offerings were also used to fund a $30 million cash collateral account related to the October 2000 acquisition of the ms Nieuw Amsterdam. The remaining $25 million increase in restricted cash reflects the proceeds placed into escrow from the issuance of $25 million in notes, as described below.

Financing Activities

Total proceeds from borrowings of $41.3 million reflects the issuance of $25 million of one year notes related to the first Hawaii vessel under construction. The remaining amount represents borrowings under our credit facility. Our total repayments of borrowings of $24.7 million represents the paydown of all outstanding amounts on our credit facility of $23.5 million and scheduled principal payments of $1.2 million under the American Queen ship financing notes. We completed a public offering of an additional 2,000,000 shares of common stock. The net proceeds to us, after underwriting commissions and other costs, were approximately $46.9 million and are being used for construction of the second Hawaii vessel. Additional proceeds from the issuance of common stock were received from employee stock option exercises. We also completed a public offering of 2,000,000 American Classic Voyages Co. obligated mandatorily redeemable convertible preferred securities of a subsidiary trust (trust preferred securities). The net proceeds to us, after underwriting fees and other costs of $3.5 million, were approximately $96.5 million.

Capital Expenditures and Debt

At March 31, 2000, we had approximately $155.7 million in cash, restricted cash, and short-term investments. These funds, along with future cash from operations and debt to be issued with the financing guarantees from the Maritime Administration, are expected to be our principal source of capital to fund our working capital and debt service requirements, ship construction costs and distributions on trust preferred securities. Additionally, we may also fund a portion of these cash requirements from borrowings under our revolving credit facility of which we had $70 million available to us at March 31, 2000. For the October 2000 acquisition of the ms Nieuw Amsterdam, seller provided financing is also available to us for the remaining amounts due to the seller.

For the Hawaii cruise market, we are constructing two new cruise ships over the next five years and plan to introduce an existing foreign-built cruise ship, the ms Patriot, which we have a contract to acquire, in the Hawaii market prior to delivery of the new vessels. In 1999, we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passengers berths, with options to build up to four additional vessels. The estimated construction cost of the two initial ships, inclusive of shipyard contract price, shipyard incentives, furniture, fixtures, and owner-furnished equipment, will be approximately $470 million each. The agreement provides that the first ship will be delivered in January 2003 and the second ship in January 2004. We will finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. During the remainder of 2000, we expect to spend approximately $175 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

In 1999, we finalized an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. We intend to rename the ship and operate it as the ms Patriot. The purchase agreement required us to make an earnest money deposit of $30 million by January 17, 2000. We arranged for an unsecured letter of credit facility with The Chase Manhattan Bank for up to $30 million and satisfied the deposit requirement by posting letters of credit for $30 million.

In 1999, persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), our largest stockholder, guaranteed the letter of credit facility for us with The Chase Manhattan Bank for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, we paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in our common stock. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, we deposited $30 million into a cash collateral account with Chase from proceeds received by us from our securities offering thereby terminating the Equity guarantee. We have the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. We intend to pay to Equity amounts attributable to the vested units, or $3.2 million, by October 2000. If we do not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of our common stock at such time.

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

We entered into a construction contract in 1999 with Atlantic Marine, Inc. of Jacksonville, Florida to construct the first two coastal cruise vessels for our Delta Queen line. Under the construction contract, the price of the vessels will be $30 million each. We expect each coastal cruise vessel to have a total construction cost, including furnishing, fixtures and equipment, of approximately $35 million. The contract provides that the delivery date will be March 2001 for the first vessel and June 2001 for the second vessel.

During the remainder of 2000, we expect to spend up to $37 million on building the new coastal cruise vessels, which includes anticipated payments to Atlantic Marine. This will be funded from cash on hand and debt guaranteed by the Maritime Administration. On March 31, 2000, we received a commitment from the Maritime Administration for up to $78.3 million in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two coastal vessels, including shipyard costs, contingencies, capitalized interest, and guarantee fees.

In 1999, we acquired a substantially complete riverboat originally built for the casino trade that we are converting and will operate as the fourth Delta Queen riverboat. We expect that vessel, which will be known as the Columbia Queen, will enter service in late May 2000 operating weekly cruise vacations out of Portland on the Columbia River system. We entered into an agreement with Cascade General, Inc. to convert the 218 foot boat into an overnight passenger vessel with 161 passenger berths. We estimate the total capitalized cost of the vessel, including capitalized interest and the initial $3.2 million acquisition cost, to be $35 million to $37 million.

In the first quarter of 2000, the three existing Delta Queen vessels' layups were completed which cost approximately $6.7 million, including capital expenditures, repairs and maintenance. These amounts were funded from working capital and the Delta Queen credit facility. For its most recent drydocking, the Independence was out of service for 18 days beginning January 5, 2000. This drydocking cost approximately $5.9 million, including capital expenditures, repairs and maintenance and was funded from cash on hand.

As of March 31, 2000, we complied with all covenants under our various debt agreements.

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

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions. Such factors include, among others, the following: the SEC is conducting an informal inquiry of our accounting practices with respect to direct response advertising costs; construction delays and deviations from specifications for the new vessels may adversely affect expansion plans and future financial performance; failure to obtain significant amounts of capital to build, purchase and renovate vessels, may adversely affect our expansion plans and future operating results; increased leverage may adversely affect our financial performance and cash flow; inability to maintain adequate managerial resources during our expansion may adversely affect our business; inability to manage our financial resources during our expansion may adversely affect our financial performance; if demand for our new cruise products fails to develop as expected or competition increases, our business may be adversely affected; increased capacity in Hawaii may reduce occupancy on the Independence, adversely affecting revenues; loss of exclusive rights of the Pilot Project Statute may adversely affect our revenue growth in Hawaii; modification of existing governmental regulations may adversely affect our business; increased competition in the Hawaii cruise market and from other vacation alternatives may adversely impact our financial performance; sensitivity of the vacation and leisure industry to general economic and business conditions; failure to complete drydocking on schedule or within budget may adversely affect our revenues; weather factors can adversely affect our operations and our financial performance; the loss of vessels from service would adversely impact our business; anti-takeover and transferability limitations of U.S. ownership requirements may adversely affect the liquidity of our common stock; our controlling stockholder may take actions that adversely affect our business; sales of our controlling stockholder's shares could have an adverse effect on our common stock price or ability to raise capital; and our controlling stockholder may have conflicts of interest with competing interests.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to us, see Part I Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. There have been no significant developments with respect to exposure to market risk.

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

              a)    Exhibits:

                  *4.(iii)(a)(1)    Junior Convertible Subordinated Indenture
                                    dated as of February 22, 2000 between the Company and The Bank of New York, as trustee
                                    (includes form of Subordinated Debenture)
                                    (filed on February 29, 2000 as exhibit 4.1 to the Company's 8-K and incorporated herein by reference).

                  *4.(iii)(a)(2)    Amended and Restated Declaration of Trust of
                                    AMCV Capital Trust I among American Classic
                                    Voyages Co. (the "Company"), The Bank of New
                                    York, as property Trustee, Philip C. Calian,
                                    Randall L. Talcott and Jordan B. Allen, as
                                    Administrative Trustee (includes form of
                                    Preferred Security) (filed on February 29,
                                    2000 as exhibit 4.2 to the Company's 8-K and incorporated herein by reference).

                  *4.(iii)(a)(3)    Form of Preferred Security (included in
                                    exhibit 4.(iii)(a)(1))(filed on February 29,
                                    2000 as exhibit 4.3 to the Company's 8-K and incorporated herein by reference).

                  *4.(iii)(a)(4)    Form of Subordinated Debenture (included in
                                    exhibit 4.(iii)(a)(2))(filed on February 29,
                                    2000 as exhibit 4.4 to the Company's 8-K and incorporated herein by reference).

                  *10.(v) Trust Convertible Preferred Securities Guarantee Agreement dated February 22,2000, by the Company and The Bank of New York, as trustee (filed on February 29, 2000 as exhibit 10.1 to the Company's 8-K and incorporated herein by reference).


              b)    Reports on Form 8-K:

                    *Form 8-K dated January 14, 2000 announcing the following:

                        1. Information on the expansion plans of our Hawaii cruise and Delta Queen businesses.
                        2. The Securities and Exchange Commission is conducting an informal inquiry into the Company's deferral of direct response advertising costs.

                    *Form 8-K dated February 29, 2000 announcing the Company's completion of public offerings of common stock and Trust Convertible Preferred Securities of AMCV Capital Trust.

                        27. Financial data schedule.


              *Previously filed

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




Dated:  May 11, 2000
        ----------------