Form 10-Q
period 2000-06-30
AMERICAN CLASSIC VOYAGES CO
filed 2000-08-14
CIK 315136

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


As of August 10, 2000, there were 20,929,256 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.



                                     INDEX


ITEM DESCRIPTION                                                                                     PAGE
----------------                                                                                     ----
Part I.     Financial Information:

            Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                        Condensed  Consolidated  Balance Sheets at June 30, 2000 and
                        December 31, 1999.........................................................    3

                        Condensed  Consolidated  Statements  of  Operations  for the
                        Three Months and Six Months Ended June 30, 2000 and 1999..................    4

                        Condensed Consolidated  Statements of Cash Flows for the Six
                        Months Ended June 30, 2000 and 1999.......................................    5

                        Notes to Condensed Consolidated Financial Statements......................    6


            Item 2.     Management's  Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................   10


            Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...............   16

Part II.    Other Information:

            Item 1.     Legal Proceedings.........................................................   17

            Item 6.     Exhibits and Reports on Form 8-K..........................................   17

                          AMERICAN CLASSIC VOYAGES CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except shares and par value)

                                                                                             (Unaudited)      (Audited)
                                                                                               June 30,      December 31,
                                                                                                 2000            1999
                                                                                             -----------     -----------
ASSETS
Cash and cash equivalents...........................................................          $  58,368       $  42,399
Restricted cash.....................................................................             30,289             289
Short-term investments..............................................................             13,274              --
Accounts receivable.................................................................              2,578           1,205
Inventory...........................................................................              3,336           2,529
Prepaid air tickets.................................................................              3,372           1,930
Prepaid expenses and other current assets...........................................              4,593           3,491
                                                                                             -----------     -----------
     Total current assets...........................................................            115,810          51,843

Property and equipment, net.........................................................            190,174         150,797
Vessels under construction..........................................................            143,589          74,601
Deferred income taxes, net..........................................................             16,240          12,446
Other assets........................................................................              7,640           4,303
                                                                                             -----------     -----------
     Total assets...................................................................          $ 473,453       $ 293,990
                                                                                             ===========     ===========

LIABILITIES
Accounts payable....................................................................          $  14,826       $  14,534
Note payable........................................................................             25,000              --
Other accrued liabilities...........................................................             25,633          23,712
Current portion of long-term debt...................................................              4,100           4,100
Unearned passenger revenues.........................................................             55,348          41,381
                                                                                             -----------     -----------
     Total current liabilities......................................................            124,907          83,727

Long-term debt, less current portion................................................             71,238          80,463
                                                                                             -----------     -----------
     Total liabilities..............................................................          $ 196,145       $ 164,190
                                                                                             ===========     ===========

Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely 7% convertible
     subordinated debentures of the Company.........................................          $ 100,000       $      --

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (10,000,000 and 5,000,000 shares
  authorized, respectively; none issued and outstanding)............................          $      --       $      --
Common stock, $.01 par value (100,000,000 and 40,000,000 shares authorized,
respectively; 20,971,423 and 18,653,206 shares issued, respectively)................                210             187
Additional paid-in capital..........................................................            203,532         151,094
Accumulated deficit.................................................................            (24,629)        (19,573)
Common stock in treasury, at cost (51,000 shares)...................................               (757)           (757)
Unearned restricted stock and stock units...........................................             (1,048)         (1,151)
                                                                                             -----------     -----------
     Total stockholders' equity.....................................................            177,308         129,800
                                                                                             -----------     -----------
     Total liabilities and stockholders' equity.....................................          $ 473,453       $ 293,990
                                                                                             ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                  For the Three Months               For the Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                              ----------------------------      ----------------------------
                                                                 2000             1999             2000             1999
                                                              -----------     ------------      -----------     ------------
Revenues................................................      $    58,302     $     55,200      $    97,262     $     95,766

Cost of operations (exclusive of depreciation expense
  shown below)..........................................           35,434           33,694           63,669           62,462
                                                              -----------     ------------      -----------     ------------
Gross profit............................................           22,868           21,506           33,593           33,304

Selling, general and administrative expenses............           16,808           12,584           33,172           29,449
Depreciation expense....................................            4,015            4,187            7,956            8,342
                                                              -----------     ------------      -----------     ------------
Operating income (loss) ................................            2,045            4,735           (7,535)          (4,487)

Interest income.........................................            1,901              889            3,164            1,211
Interest expense and other financing costs..............               27            1,500            1,031            3,070
Other expense...........................................                7               --                7               --
                                                              -----------     ------------      -----------     ------------
Income (loss) before income taxes and accrued
distributions on convertible preferred securities
of subsidiary trust.....................................            3,912            4,124           (5,409)          (6,346)

Income tax (expense) benefit............................           (1,445)          (1,649)           1,999            2,538
Accrued distributions on convertible preferred
     securities of subsidiary trust, net of income
     tax benefit of $668 and $963, respectively.........            1,143               --            1,646               --
                                                              -----------     ------------      -----------     ------------
Net income (loss).......................................      $     1,324     $      2,475      $    (5,056)    $     (3,808)
                                                              ===========     ============      ===========     ============
Per Share Information
Basic:
     Weighted-average shares outstanding................           20,853           17,209           20,208           15,773
     Income (loss) per share............................      $      0.06     $       0.14      $     (0.25)    $      (0.24)


Diluted:
     Weighted-average shares outstanding................           21,396           17,891           20,208           15,773
     Income (loss) per share............................      $      0.06     $       0.14      $     (0.25)    $      (0.24)


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                           -------------------------------
                                                                                              2000                 1999
                                                                                           ----------           ----------
OPERATING ACTIVITIES:
   Net loss .......................................................................        $   (5,056)          $   (3,808)
       Depreciation expense........................................................             7,956                8,342
       Changes in working capital and other:
           Working capital changes and other.......................................            (5,412)              (4,248)
           Unearned passenger revenues.............................................            13,967               21,974
                                                                                           ----------           ----------
       Net cash provided by operating activities...................................            11,455               22,260
                                                                                           ----------           ----------
INVESTING ACTIVITIES:
   Capital expenditures............................................................          (116,321)             (15,060)
   Purchase of marketable securities...............................................           (13,274)                  --
   Increase in restricted investments..............................................           (30,000)                  --
                                                                                           ----------           ----------
       Net cash used in investing activities.......................................          (159,595)             (15,060)
                                                                                           ----------           ----------
FINANCING ACTIVITIES:
   Proceeds from borrowings........................................................            41,300                2,000
   Repayment of borrowings.........................................................           (25,525)              (4,050)
   Issuance of convertible preferred securities of subsidiary trust................           100,000                   --
   Proceeds from issuance of common stock, net.....................................            52,418               64,798
   Deferred financing fees.........................................................            (4,084)              (2,134)
                                                                                           ----------           ----------
       Net cash provided by  financing activities..................................           164,109               60,614
                                                                                           ----------           ----------

Increase in cash and cash equivalents..............................................            15,969               67,814
Cash and cash equivalents, beginning of period.....................................            42,399               27,004
                                                                                           ----------           ----------
Cash and cash equivalents, end of period...........................................        $   58,368           $   94,818
                                                                                           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest (net of capitalized interest)......................................        $      949           $    2,863
       Income taxes................................................................                71                  100




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

2.   RESTRICTED CASH

The $30 million increase in restricted cash through June 30, 2000 reflects $30 million invested in a certificate of deposit which is being used as a collateral deposit for a letter of credit related to an October 2000 ship acquisition (see Notes 7 and 8 for further information).

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

4.   VESSELS UNDER CONSTRUCTION

Capitalized interest on the vessels under construction amounted to $2.0 million and $0 for the three months ended June 30, 2000 and 1999, respectively. Capitalized interest amounted to $4.0 million and $0 for the six months ended June 30, 2000 and 1999, respectively.

The Columbia Queen riverboat was placed into service on May 27, 2000 and its capitalized cost of $42.4 million, including capitalized interest, was transferred from vessels under construction to property and equipment. The vessel is being depreciated over 30 years with a 15% salvage value.

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

6.   DEBT

Long-term debt consisted of (in thousands):

                                                                                        June 30,        December 31,
                                                                                          2000              1999
                                                                                     --------------    --------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series.............     $   13,173        $   14,385
U.S. Government Guaranteed Ship Financing Bond, American Queen Series.............         36,198            36,198
U.S. Government Guaranteed Ship Financing Note, Independence Series A ............          7,265             7,926
U.S. Government Guaranteed Ship Financing Bond, Independence Series A.............         13,215            13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B ............          1,947             2,124
U.S. Government Guaranteed Ship Financing Bond, Independence Series B.............          3,540             3,540
Chase credit facility (maximum availability of $70 million) ......................             --             7,175
                                                                                     --------------    --------------
                                                                                           75,338            84,563

Less current portion..............................................................          4,100             4,100
                                                                                     --------------    --------------
                                                                                       $   71,238        $   80,463
                                                                                     ==============    ==============

The Chase credit facility is available only for the conversion of the Columbia Queen riverboat, the construction of the first two coastal vessels, and Delta Queen working capital. The facility is secured by all of the assets of DQSC except the American Queen, and has various limitations and restrictions on investments, additional indebtedness, the construction costs of the new vessels, and other capital expenditures.

In 1999, the Company received a commitment from MARAD for up to $1.1 billion in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two Hawaii vessels, including shipyard costs, contingencies, capitalized interest, and guarantee fees. See Notes 5 and 11 for further information.

On March 31, 2000, the Company received a commitment from MARAD for up to $78.3 million in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two coastal vessels currently under construction, including shipyard costs, contingencies, capitalized interest, and guarantee fees.

As of June 30, 2000, the Company complied with all covenants under its various debt agreements.

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

8.   COMMITMENTS AND CONTINGENCIES

In 1999, the Company finalized an agreement with Holland America Line to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required the Company to make an earnest money deposit of $30 million by January 17, 2000. The Company arranged for an unsecured letter of credit facility with The Chase Manhattan Bank for up to $30 million and satisfied the deposit requirement by posting a letter of credit for $30 million.

In 1999, persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), the Company's largest stockholder, guaranteed the letter of credit facility for the Company with The Chase Manhattan Bank for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, the Company paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in the Company's common stock. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, the Company deposited $30 million into a cash collateral account with Chase from proceeds received by the Company from the Company's securities offering, as discussed in Note 7, thereby terminating the Equity guarantee. The Company has the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The price of the Company's right to retire Equity's stock appreciation units is $11 per share if the Company retires the units by October 15, 2000, $13 per share if the Company retires the units by October 15, 2001, and $15 per share if the Company retires the units by October 15, 2002. If the Company does not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of the Company's common stock at such time. On or before the first three anniversary dates of the issuance of Equity's stock appreciation units, the Company will evaluate whether to exercise its right to retire the units based on the Company's then current stock price and other factors.

Holland America Line has agreed to provide financing for the remaining portion of the purchase price of the ms Nieuw Amsterdam totaling $84.5 million for 75 months at the prevailing prime rate. The Holland America Line financing will be secured by a first preferred ship mortgage.

9.   STOCKHOLDERS' EQUITY

ACCUMULATED DEFICIT

Changes in accumulated deficit for the six months ended June 30, 2000 were (in thousands):

           Accumulated deficit at December 31, 1999.............   $(19,573)
           Net loss.............................................     (5,056)
                                                                   ---------
           Accumulated deficit at June 30, 2000.................   $(24,629)
                                                                   =========
COMMON STOCK OFFERING

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

10.  EARNINGS PER SHARE

Earnings per share have been computed as follows (in thousands, except per share data):

                                                                     For the Three Months
                                                                        Ended June 30,
                                                                   -----------------------
                                                                      2000         1999
                                                                   -----------   ---------
Basic:
   Net income..................................................    $     1,324   $   2,475
   Weighted average shares outstanding.........................         20,853      17,209
                                                                   -----------   ---------
   Earnings per share .........................................    $      0.06   $    0.14
                                                                   ===========   =========
Diluted:
   Net income..................................................    $     1,324   $   2,475
   Weighted average shares outstanding.........................         20,853      17,209
   Additional shares issuable under various stock plans........            543         682
                                                                   -----------   ---------
   Diluted weighted average shares outstanding.................         21,396      17,891
                                                                   -----------   ---------
   Earnings per share .........................................    $      0.06   $    0.14
                                                                   ===========   =========

As the Company reported losses for the six months ended June 30, 2000 and 1999, diluted earnings per share was computed in the same manner as basic earnings per share. Conversion of trust preferred securities is not assumed, as the result would be antidilutive to the earnings and loss per share.


11.  SUBSEQUENT  EVENT

On August 10, 2000, the Company issued $50 million of one-year notes guaranteed by the Maritime Administration. The notes bear interest at LIBOR minus 0.05%. This is the second issuance of debt under the $1.1 billion of financing guarantees from the Maritime Administration for the construction of the Hawaii cruise vessels. The proceeds are being used for the construction of the first Hawaii vessel.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



GENERAL

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate two cruise lines:
Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the Independence steamship. Delta Queen also owns and operates the Columbia Queen riverboat which began its inaugural cruise on May 27, 2000. We have formed a third cruise line, United States Lines, to operate the ms Patriot and the new Hawaii cruise vessels.

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

(4)      commissions paid to travel agents; and

(5)      air ticket and hotel costs.

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize these deposits as revenue on a pro-rata basis during the associated cruise. Our revenues and some of our expenses vary considerably when measured on a quarterly basis. This is due to the seasonality of our Delta Queen revenues, the timing of our layups and drydockings, and fluctuations in airfares. Fare revenue variations are reflected in our fare revenues per passenger night, which are commonly referred to as fare per diems, and our occupancy rates.

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

The following discusses the Company's consolidated results of operations and financial condition for the three months and six months ended June 30, 2000 versus the comparable periods ended June 30, 1999. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Operations data expressed as a percentage of total revenue for the periods indicated is as follows:

                                              Three Months         Six Months
                                             Ended June 30,      Ended June 30,
                                            ---------------      --------------
                                             2000      1999       2000    1999
                                            ------   ------      ------  ------
Revenues
                                              100%     100%        100%    100%
Costs and Expenses:
   Operating expenses..................        61       61          65      65
   Selling and administrative..........        29       23          34      31
   Depreciation........................         7        8           8       9
Operating income (loss)................         4        9          (8)     (5)
Net income (loss)......................         2        4          (5)     (4)


Selected operating statistics for the periods indicated are as follows:

                                                      Three Months               Six Months
                                                     Ended June 30,            Ended June 30,
                                                 ----------------------     --------------------
                                                   2000        1999 (5)       2000      1999 (5)
                                                 --------      --------     -------     --------
Fare revenue per passenger night..............   $   243       $   232      $   230     $    219
Total revenue per passenger night.............   $   330       $   322      $   322     $    313

Weighted average operating days (1):
     DELTA QUEEN..............................        84            91          138          158
     AMERICAN HAWAII..........................        91            91          164          181

Vessels capacity per day (berths) (2):
     DELTA QUEEN..............................     1,183         1,026        1,183        1,026
     AMERICAN HAWAII..........................       867           867          867          867

Passenger nights (3)..........................   176,805       171,470      301,910      306,370
Physical occupancy percentage (berths) (4)....      99.5%         99.5%        98.8%        96.2%

------------------------

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

(5) For the three months ended June 30, 1999, passenger nights, fare and total revenue per passenger night and occupancy percentage were previously reported as 168,281, $236, $328 and 98% respectively. For the six months ended June 30, 1999, passenger nights, fare and total revenue per passenger night and occupancy percentage were previously reported as 299,655, $224, $320 and 94%, respectively. 1999 amounts have been recalculated to conform to the current presentation, which now includes passengers sailing on complimentary tickets. The current presentation will be used in the future.

RESCISSION OF ACCOUNTING METHOD

On November 2, 1999, we announced that we had rescinded our prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs," relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Under SOP 93-7, we deferred recognition of direct response advertising costs related to direct response advertising efforts for future cruises. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. We rescinded our adoption of SOP 93-7 due to difficulties encountered in implementing the new method. In rescinding SOP 93-7, we returned to our prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, we restated our earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to its previously reported loss of $4.5 million, or ($0.32) per share. We also restated our earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share compared to our previously reported earnings of $2.4 million or $0.13 per share.

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

Consolidated second quarter 2000 revenues increased $3.1 million to $58.3 million from $55.2 for the second quarter of 1999. This represents a $3.3 million increase in fare revenues combined with a $0.2 million decrease in other revenues. American Hawaii's fare revenues increased $1.0 million due to an 8% increase in fare per diems to $196 from $182 offset by a 1% decrease in occupancy to 105% from 106%. Delta Queen's fare revenues increased $2.3 million. Capacity increased by 6% due to the Columbia Queen introduction. Occupancy rates also increased 1% from 94% to 95% and fare per diems increased 2% to $285 from $279. As a result, consolidated fare per diems for the second quarter of 2000 increased 5% to $243 from $232. The $0.2 million decrease in other revenues was attributable to a decrease in land package revenue.

Consolidated cost of operations for the second quarter of 2000 increased $1.7 million to $35.4 million from $33.7 million for 1999. American Hawaii's operating costs decreased $0.3 million reflecting lower commission, air and land expenses associated with two charter cruises during the current quarter offset by higher fuel costs. Delta Queen's operating costs increased $2.0 million as a result of the Columbia Queen introduction and higher fuel costs. Maintenance expenses also increased by $0.6 million at Delta Queen. Consolidated gross profit increased $1.4 million in the second quarter of 2000 from 1999 as a result of the Columbia Queen introduction and higher fare per diems at American Hawaii.

Consolidated selling, general and administrative expenses increased $4.2 million to $16.8 million for the second quarter of 2000 from $12.6 million in 1999. Marketing expenses for the Patriot and the Delta Queen Coastal vessels were $4.2 million. We also incurred $0.7 million of start-up costs during the quarter, primarily related to the Columbia Queen. We incurred no marketing or start-up costs in connection with our new vessels in the second quarter of 1999. Marketing expenses for our vessels in operation were lower than in the prior year. This decrease was offset by an increase in general and administrative expenses primarily related to salary and benefits associated with new personnel hired within the past year and consulting costs incurred in connection with our capacity expansion efforts.

The consolidated operating income for the second quarter of 2000 was $2.0 million as compared to $4.7 million for 1999.

Interest income increased by $1.0 million as a result of higher average cash and marketable securities balances resulting from proceeds received by us upon the sale of additional common stock and other securities in February 2000.

During the current quarter, we capitalized $2.0 million of interest expense related to our vessels under construction. We capitalized no interest expense in the prior year.

We accrued for distributions on trust preferred securities of $1.1 million, net of tax, in the second quarter of 2000 due to the February 2000 issuance of trust preferred securities.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Consolidated first half 2000 revenues increased $1.5 million to $97.3 million from $95.8 million for the first half of 1999. This represents a $2.0 million increase in fare revenues combined with a $0.5 million decrease in other revenues. American Hawaii's fare revenues decreased $1.2 million due to a 9% decrease in capacity passenger nights as a result of the scheduled 18-day Independence drydock. This was offset by a 5% increase in fare per diems to $198 from $188 and a 1% increase in occupancy to 104% from 103%. Delta Queen's fare revenues increased $3.2 million. Capacity passenger nights increased 1% due to the Columbia Queen introduction. Occupancy rates also increased 5% from 89% to 94% and fare per diems increased 2% to $260 from $255. As a result, consolidated fare per diems for the first half of 2000 increased 5% to $230 from $219. The $0.5 million decrease in other revenues was attributable to fewer capacity passenger nights at American Hawaii during such period.

Consolidated cost of operations for the first half of 2000 increased $1.2 million to $63.7 million from $62.5 million for 1999. American Hawaii's operating costs decreased $1.7 million reflecting lower passenger, commission, air and hotel expenses associated with the capacity passenger night decrease offset by higher fuel prices. Delta Queen's operating costs increased $2.9 million reflecting the capacity and occupancy increase, and higher fuel costs. Maintenance expenses also increased by $0.9 million at Delta Queen. Consolidated gross profit increased $0.3 million in the first half of 2000 from 1999 as a result of capacity and occupancy increase at Delta Queen offset by the capacity decrease at American Hawaii.

Consolidated selling, general and administrative expenses increased $3.7 million to $33.2 million for the first half of 2000 from $29.4 million in 1999. Marketing expenses for the Delta Queen coastal vessels and Patriot were $5.3 million. We also incurred $0.7 million of start-up costs in the first half of 2000, primarily related to the Columbia Queen. We incurred no marketing or start-up costs in connection with our new vessels in the first half of 1999. Marketing expenses for our vessels in operation were lower than in the prior year. This decrease was offset by an increase in general and administrative expenses primarily related to salary and benefits associated with new personnel hired or contracted within the past year in connection with our capacity expansion efforts.

The consolidated operating loss for the first half of 2000 was $7.5 million as compared to $4.5 million for 1999.

Interest income increased by $2.0 million as a result of higher average cash and marketable securities balances resulting from proceeds received by us upon the sale of additional common stock and other securities in April 1999 and February 2000.

Interest expense and other financing costs of $1.0 million in the first half of 2000 represent the accrual of $0.5 million payable to the guarantor of our letter of credit facility related to our agreed upon purchase of the ms Nieuw Amsterdam in October 2000. We amortized $0.4 million of deferred financing fees related to this transaction. During the first half of 2000, we capitalized $4.0 million of interest expense related to our vessels under construction. We capitalized no interest expense in the prior year.

We accrued for distributions on trust preferred securities of $1.6 million, net of tax, in the first half of 2000 due to the February 2000 issuance of trust preferred securities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the six months ended June 30, 2000, cash provided by operations was $11.5 million compared to $22.3 million in 1999. Of the decrease, $8.0 million reflects a smaller seasonal increase in unearned passenger revenue, which increased $14.0 million from December 31, 1999 to June 30, 2000, as compared to an increase of $22.0 million from December 31, 1998 to June 30, 1999. The increase in unearned passenger revenues was greater in 1999 than in 2000 due to deposits received in 1999 for millennium cruises and differences in the timing of receipts of final payment from travel agents. The remainder of the decrease in cash provided by operations reflects 1) the greater net loss through the first six months of 2000 as compared to 1999 and 2) the payment of costs during the first quarter of 2000 that had been accrued as of December 31, 1999 for layups, drydockings and employee bonuses. Such costs accrued at December 31, 1999 and paid during the first quarter of 2000 were approximately $5.0 million higher than similar costs accrued at December 31, 1998 and paid in the first quarter of 1999. Also, at June 30, 2000 remaining capital expenditures for the Columbia Queen of $5.1 million are included in other accrued liabilities.

Investing Activities

Our capital expenditures of $116.3 million included $111.4 million for vessels under construction which mainly consists of payments to shipyards. Other capital costs for the new shipbuilding programs include technical design, engineering, architectural fees and capitalized interest. For the Hawaii cruise ships under construction, we have spent $52.0 million during the first half of 2000, while $59.4 million was spent on the Columbia Queen and Delta Queen coastal vessels projects. Remaining expenditures for the Columbia Queen of $5.1 million are included in other accrued liabilities. Other capital expenditures of $4.9 million were mainly related to layups for our existing Delta Queen vessels and the Independence drydock, all of which were completed in the first quarter of 2000. With proceeds from our common stock and preferred securities offerings, as described below, we purchased $13.3 million of short-term investments. Proceeds from these offerings were also used to fund a $30 million cash collateral account related to the October 2000 acquisition of the ms Nieuw Amsterdam.

Financing Activities

Total proceeds from borrowings of $41.3 million reflects the issuance of $25 million of one year notes related to the first Hawaii vessel under construction. The remaining amount represents borrowings under our credit facility. Our total repayments of borrowings of $25.5 million represents the paydown of all outstanding amounts on our credit facility of $23.5 million and scheduled principal payments of $2.0 million under the American Queen and Independence ship financing notes. We completed a public offering of an additional 2,000,000 shares of common stock. The net proceeds to us, after underwriting commissions and other costs, were approximately $46.8 million and are being used for construction of the second Hawaii vessel. Additional proceeds from the issuance of common stock were received from employee stock option exercises. We also completed a public offering of 2,000,000 American Classic Voyages Co. obligated mandatorily redeemable convertible preferred securities of a subsidiary trust (trust preferred securities). The net proceeds to us, after deferred financing fees, consisting of underwriting fees and other costs of $3.7 million, were $96.3 million.

Capital Expenditures and Debt

At June 30, 2000, we had approximately $101.9 million in cash, restricted cash, and short-term investments. These funds, along with future cash from operations and debt to be issued with the financing guarantees from the Maritime Administration, are expected to be our principal source of capital to fund our working capital and debt service requirements, ship construction costs and distributions on trust preferred securities. Additionally, we may also fund a portion of these cash requirements from borrowings under our revolving credit facility of which we had a maximum of $70 million available to us at June 30, 2000.

For the Hawaii cruise market, we are constructing two new cruise ships over the next five years and plan to introduce an existing foreign-built cruise ship, which we have a contract to acquire, into the Hawaii market prior to delivery of the new vessels. In 1999, we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passengers berths, with options to build up to four additional vessels. The estimated construction cost of the two initial ships, inclusive of shipyard contract price, shipyard incentives, furniture, fixtures, and owner-furnished equipment, will be approximately $490 million each. The agreement provides that the first ship will be delivered in January 2003 and the second ship in January 2004. We will finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. During the next twelve months, we expect to spend approximately $210 million on building the two new Hawaii cruise vessels, which includes anticipated payments to Ingalls Shipbuilding.

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

In 1999, persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), our largest stockholder, guaranteed the letter of credit facility for us with The Chase Manhattan Bank for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, we paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in our common stock. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, we deposited $30 million into a cash collateral account with Chase from proceeds received by us from our securities offering thereby terminating the Equity guarantee. We have the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The price of our right to retire Equity's stock appreciation units is $11 per share if we retire the units by October 15, 2000, $13 per share if we retire the units by October 15, 2001, and $15 per share if we retire the units by October 15, 2002. If we do not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of our common stock at such time. On or before the first three anniversary dates of the issuance of Equity's stock appreciation units, we will evaluate whether to exercise our right to retire the units based on our then current stock price and other factors.

Holland America Line has agreed to provide financing for the remaining portion of the purchase price of the ms Nieuw Amsterdam totaling $84.5 million for 75 months at the prevailing prime rate. The Holland America Line financing will be secured by a first preferred ship mortgage. Prior to introducing the ms Patriot into service in December 2000, we expect to spend approximately $12 to $16 million on improvements to the ship.

We entered into a construction contract in 1999 with Atlantic Marine, Inc. of Jacksonville, Florida to construct the first two coastal cruise vessels for our Delta Queen line. Under the construction contract, the price of the vessels will be $30 million each. We expect each coastal cruise vessel to have a total construction cost, including furnishing, fixtures and equipment, of approximately $38 million. The contract provides that the delivery date will be March 2001 for the first vessel and June 2001 for the second vessel.

During the next twelve months, we expect to spend up to $45 million on building the new coastal cruise vessels, which includes anticipated payments to Atlantic Marine. This will be funded from cash on hand and debt guaranteed by the Maritime Administration. On March 31, 2000, we received a commitment from the Maritime Administration for up to $78.3 million in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two coastal vessels, including shipyard costs, contingencies, capitalized interest, and guarantee fees.

As of June 30, 2000, we complied with all covenants under our various debt agreements.

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

Factors Concerning Forward-Looking Statements

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions. Such factors include, among others, the following: the SEC is conducting an informal inquiry of our accounting practices with respect to direct response advertising costs; construction delays and deviations from specifications for the new vessels may adversely affect expansion plans and future financial performance; failure to obtain significant amounts of capital to build, purchase and renovate vessels, may adversely affect our expansion plans and future operating results; increased leverage may adversely affect our financial performance and cash flow; inability to maintain adequate managerial resources during our expansion may adversely affect our business; inability to manage our financial resources during our expansion may adversely affect our financial performance; if demand for our new cruise products fails to develop as expected or competition increases, our business may be adversely affected; increased capacity in Hawaii may reduce occupancy on the Independence, adversely affecting revenues; loss of exclusive rights of the Pilot Project Statute may adversely affect our revenue growth in Hawaii; modification of existing governmental regulations may adversely affect our business; increased fuel prices may adversely affect our financial performance; increased competition in the Hawaii cruise market and from other vacation alternatives may adversely impact our financial performance; increases in cruise industry capacity may adversely affect our revenues; sensitivity of the vacation and leisure industry to general economic and business conditions; failure to complete drydocking on schedule or within budget may adversely affect our revenues; weather factors can adversely affect our operations and our financial performance; the loss of vessels from service would adversely impact our business; anti-takeover and transferability limitations of U.S. ownership requirements may adversely affect the liquidity of our common stock; our controlling stockholder may take actions that adversely affect our business; sales of our controlling stockholder's shares could have an adverse effect on our common stock price or ability to raise capital; and our controlling stockholder may have conflicts of interest with competing interests.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of stockholders of the Company was held on June 21, 2000 (the "Annual Meeting"). Holders of Common Stock were entitled to elect twelve directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 20,023,556 of the 20,772,508 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

            The following table sets forth the names of the twelve persons elected at the Annual Meeting to serve as directors until the next annual meeting of shareholders of the Company and the number of votes cast for, or withheld with respect to each person.

            NAME OF DIRECTOR                              FOR            WITHHELD
            John R. Berry                              19,824,748         198,808
            Philip C. Calian                           19,828,480         195,076
            Bradbury Dyer, III                         19,797,548         226,008
            Laurence S. Geller                         19,795,248         228,308
            Terence C. Golden                          19,826,048         197,508
            Arthur Greenberg                           19,827,550         196,006
            Jerry R. Jacob                             19,828,380         195,176
            Emanuel L. Rouvelas                        19,827,948         195,608
            Mark Slezak                                19,798,048         225,508
            Joseph Sullivan                            19,826,278         197,278
            Jeffrey N. Watanabe                        19,827,949         195,607
            Samuel Zell                                19,827,954         195,602

            The following table sets forth an additional matter which was submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to such matter.

                                                           FOR       AGAINST     ABSTAIN
            Approval of the amendment to the
            Company's Certificate of Incorporation     14,671,699   5,343,071     3,786

ITEM  6.    Exhibits and Reports on Form 8-K

            a)  Exhibits:

                3.(iii) Certificate of Amendment to Second Amendment and Restated Certificate of Incorporation of the Company

                4.(ii)(d)(1)  Commitment to Guarantee Obligations dated
                              February 10, 2000 by The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, and accepted by Project America Ship I, Inc., the Shipowner.

                4.(ii)(d)(2)  Note Purchase Agreement dated February 10, 2000 as it relates to United States Government
                              Guaranteed Ship Financing Notes -- Variable Rate Notes due January 31, 2001 signed by Project America, Inc., and accepted by Chase Securities, Inc.

                4.(ii)(d)(3)  Trust Indenture Relating to United States
                              Government Guaranteed Ship Financing Obligations dated February 10, 2000 between Project America Ship I, Inc., as Shipowner, and The Bank of New York, as Indenture Trustee.

                4.(ii)(d)(4)  Authorization Agreement dated February 10, 2000 between The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, and The Bank of New York, as the Indenture Trustee under the Trust Indenture dated February 10, 2000 between the Indenture Trustee and Project America Ship I, Inc., the Shipowner.

                4.(ii)(d)(5)  Security Agreement Relating to United States
                              Government Guaranteed Ship Financing Obligations dated February 10,2000 between Project America Ship I, Inc., as Shipowner, and The United States of America.

                4.(ii)(d)(6)  Promissory Note to United States of America dated
                              February 2000 by Project America Ship I, Inc.

                4.(ii)(d)(7)  Title XI Reserve Fund and Financial Agreement
                              dated February 10, 2000 between Project America Ship I, Inc. and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

                4.(ii)(d)(8)  Guaranty Agreement in Favor of the United States
                              of America dated February 10, 2000 by and between Project America, Inc., as Guarantor, and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

               27.            Financial data schedule.

            b)  Reports on Form 8-K:

                None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AMERICAN CLASSIC VOYAGES CO.




                             By: /s/ Philip C. Calian
                                 -----------------------------------------------
                                 Philip C. Calian
                                 Chief Executive Officer



                             By: /s/ Randall L. Talcott
                                 -----------------------------------------------
                                 Randall L. Talcott
                                 Vice President-Finance and Treasurer
                                 (Principal Financial and Accounting Officer)







Dated:  August 14, 2000