Form 10-Q
period 2000-09-30
AMERICAN CLASSIC VOYAGES CO
filed 2000-11-14
CIK 315136

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------


                                    FORM 10-Q



    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of November 10, 2000, there were 21,015,365 shares of Common Stock outstanding.

================================================================================

                          AMERICAN CLASSIC VOYAGES CO.


                                      INDEX


ITEM DESCRIPTION                                                                                      PAGE
----------------                                                                                      ----
Part I.   Financial Information:

          Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                     Condensed  Consolidated Balance Sheets at September 30, 2000 and
                     December 31, 1999..........................................................       3

                     Condensed Consolidated Statements of Operations for the
                     Three Months and Nine Months Ended September 30, 2000
                     and 1999...................................................................       4

                     Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 2000 and 1999..............................       5

                     Notes to Condensed Consolidated Financial Statements.......................       6


          Item 2.    Management's  Discussion and Analysis of Financial Condition
                     and Results of Operations..................................................      11


          Item 3.    Quantitative and Qualitative Disclosures About Market Risk ................      17

Part II.  Other Information:

          Item 1.    Legal Proceedings..........................................................      18

          Item 6.    Exhibits and Reports on Form 8-K...........................................      18

                          AMERICAN CLASSIC VOYAGES CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except shares and par value)

                                                                        (Unaudited)        (Audited)
                                                                        September 30,     December 31,
                                                                            2000             1999
                                                                        ------------      -----------
ASSETS
Cash and cash equivalents ........................................        $  47,781         $  42,399
Restricted cash ..................................................           43,880               289
Short-term investments ...........................................            3,877                --
Accounts receivable ..............................................            2,553             1,205
Inventory ........................................................            3,829             2,529
Prepaid air tickets ..............................................            3,093             1,930
Prepaid expenses and other current assets ........................            4,434             3,491
                                                                          ---------         ---------
     Total current assets ........................................          109,447            51,843

Property and equipment, net ......................................          188,281           150,797
Vessels under construction .......................................          194,918            74,601
Deferred income taxes, net .......................................           15,727            12,446
Other assets .....................................................            7,766             4,303
                                                                          ---------         ---------
     Total assets ................................................        $ 516,139         $ 293,990
                                                                          ---------         ---------
LIABILITIES
Accounts payable .................................................        $  14,416         $  14,534
Notes payable ....................................................           75,000                --
Other accrued liabilities ........................................           21,163            23,712
Current portion of long-term debt ................................            4,100             4,100
Unearned passenger revenues ......................................           52,264            41,381
                                                                          ---------         ---------
     Total current liabilities ...................................          166,943            83,727

Long-term debt, less current portion .............................           70,026            80,463
                                                                          ---------         ---------
     Total liabilities ...........................................        $ 236,969         $ 164,190
                                                                          ---------         ---------
Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely 7% convertible
     subordinated debentures of the Company ......................        $ 100,000         $      --
                                                                          ---------         ---------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (10,000,000 and 5,000,000 shares
   authorized, respectively; none issued and outstanding) ........        $      --         $      --
Common stock, $.01 par value  (100,000,000 and 40,000,000 shares authorized, respectively; 21,006,665 and 18,653,206 shares issued, respectively)
                                                                                210               187
Additional paid-in capital .......................................          204,307           151,094
Accumulated deficit ..............................................          (23,649)          (19,573)
Common stock in treasury, at cost (51,000 shares) ................             (757)             (757)
Unearned restricted stock and stock units ........................             (941)           (1,151)
                                                                          ---------         ---------
     Total stockholders' equity ..................................          179,170           129,800
                                                                          ---------         ---------
     Total liabilities and stockholders' equity ..................        $ 516,139         $ 293,990
                                                                          ---------         ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                For the Three Months                 For the Nine Months
                                                                 Ended September 30,                  Ended September 30,
                                                             ---------------------------         ---------------------------
                                                                2000             1999              2000              1999
                                                             ---------         ---------         ---------         ---------
Revenues ............................................        $  62,456         $  57,460         $ 159,718         $ 153,226

Cost of operations (exclusive of depreciation expense
   shown below) .....................................           38,603            35,768           102,272            98,230
                                                             ---------         ---------         ---------         ---------
Gross profit ........................................           23,853            21,692            57,446            54,996

Selling, general and administrative expenses ........           18,276            13,848            51,448            43,297
Depreciation expense ................................            3,963             4,130            11,919            12,472
                                                             ---------         ---------         ---------         ---------
Operating income (loss) .............................            1,614             3,714            (5,921)             (773)

Interest income .....................................            1,787             1,071             4,951             2,282
Interest expense and other financing costs ..........               18             1,306             1,049             4,376
Other expense .......................................                5                --                12                --
                                                             ---------         ---------         ---------         ---------
Income (loss)  before income taxes and accrued
distributions on  convertible preferred securities
of subsidiary trust .................................            3,378             3,479            (2,031)           (2,867)

Income tax (expense) benefit ........................           (1,248)           (1,388)              751             1,150
Accrued distributions on convertible preferred
   securities of subsidiary trust,  net of income
   tax benefit of $672 and $1,635, respectively .....            1,150                --             2,796                --
                                                             ---------         ---------         ---------         ---------
Net income (loss) ...................................        $     980         $   2,091         $  (4,076)        $  (1,717)
                                                             ---------         ---------         ---------         ---------
Per Share Information
Basic:
   Weighted-average shares outstanding ..............           21,013            18,505            20,478            16,694
   Income (loss) per share ..........................        $    0.05         $    0.11         $   (0.20)        $   (0.10)

Diluted:
   Weighted-average shares outstanding ..............           21,286            19,629            20,478            16,694

   Income (loss) per share ..........................        $    0.05         $    0.11         $   (0.20)        $   (0.10)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                           ---------------------------
                                                                              2000              1999
                                                                           ---------         ---------
OPERATING ACTIVITIES:
   Net loss .......................................................        $  (4,076)        $  (1,717)

       Depreciation expense .......................................           11,923            12,472
       Changes in working capital and other:
           Working capital changes and other ......................           (9,785)           (4,450)
           Unearned passenger revenues ............................           10,883            22,043
                                                                           ---------         ---------
       Net cash provided by operating activities ..................            8,945            28,348
                                                                           ---------         ---------
INVESTING ACTIVITIES:
   Capital expenditures ...........................................         (169,724)          (45,108)
   Purchase of marketable securities ..............................           (3,877)               --
       Increase in restricted investments .........................          (43,591)           (1,000)
                                                                           ---------         ---------
       Net cash used in investing activities ......................         (217,192)          (46,108)
                                                                           ---------         ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings .......................................           91,300             2,000
   Repayment of borrowings ........................................          (26,737)           (5,262)
   Issuance of convertible preferred securities of subsidiary trust          100,000                --
   Proceeds from issuance of common stock, net ....................           53,300            65,989
   Deferred financing fees ........................................           (4,234)           (2,224)
                                                                           ---------         ---------
       Net cash provided by financing activities ..................          213,629            60,503
                                                                           ---------         ---------

Increase in cash and cash equivalents .............................            5,382            42,743
Cash and cash equivalents, beginning of period ....................           42,399            27,004
                                                                           ---------         ---------
Cash and cash equivalents, end of period ..........................        $  47,781         $  69,747
                                                                           ---------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest (net of capitalized interest) .....................        $     949         $   4,676
       Income taxes ...............................................               71               165


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

2.   RESTRICTED CASH

The $43.6 million increase in restricted cash through September 30, 2000 reflects 1) $30 million invested in a certificate of deposit which is being used as a collateral deposit for a letter of credit related to an October 2000 ship acquisition (see Notes 7, 8 and 11 for further information), and 2) $13.6 million of proceeds from an August 10, 2000 debt issuance which were placed into an escrow account (see Note 5 for further information).

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

4.   VESSELS UNDER CONSTRUCTION

The vessels under construction balance includes payments to shipyards, design and engineering fees, construction management and oversights costs, various owner supplied items and capitalized interest. There are five vessels under construction or conversion: two coastal cruise vessels named the Cape May Light and Cape Cod Light; two newbuilds, as of yet unnamed, for the Hawaii cruise market; and the ms Patriot. The balance for the ms Patriot consists of design and engineering fees and various owner supplied items which have been purchased in advance of taking delivery of the ship.

Capitalized interest on the vessels under construction amounted to $2.8 million and $0.3 for the three months ended September 30, 2000 and 1999, respectively. Capitalized interest amounted to $6.8 million and $0.5 for the nine months ended September 30, 2000 and 1999, respectively.

The Columbia Queen riverboat was placed into service on May 27, 2000 and its capitalized cost of $43.4 million, including capitalized interest, was transferred from vessels under construction to property and equipment. The vessel is being depreciated over 30 years with a 15% salvage value.

5.   NOTES PAYABLE

On February 10, 2000 and August 10, 2000, the Company issued $25 million and $50 million, respectively, of notes guaranteed by the Maritime Administration ("MARAD"). These are the first issuances of debt under the $1.1 billion of financing guarantees from MARAD for the construction of the Hawaii cruise vessels. The notes, which relate to the first Hawaii cruise vessel, bear interest at LIBOR minus 0.05%. Interest is payable quarterly beginning April 28, 2000 for the $25 million note and October 31, 2000 for the $50 million note. The entire principal amount is due on January 31, 2001 for the $25 million note and July 31, 2001 for the $50 million note. The Company intends to refinance these notes on or before the maturity date.

Upon issuance of the notes, the proceeds were deposited into an escrow account maintained by MARAD. From time to time, the Company requests that MARAD authorize the escrow agent to release funds to the Company to reimburse it for payments it has made in connection with the construction of the vessel. At September 30, 2000, all but $13.6 million of the proceeds of these first two note issuances had been released to the Company.

6.   DEBT

Long-term debt consisted of (in thousands):

                                                                                    September 30,   December 31,
                                                                                         2000           1999
                                                                                    --------------  --------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series ..........        $11,961        $14,385
U.S. Government Guaranteed Ship Financing Bond, American Queen Series ..........         36,198         36,198
U.S. Government Guaranteed Ship Financing Note, Independence Series A ..........          7,265          7,926
U.S. Government Guaranteed Ship Financing Bond, Independence Series A ..........         13,215         13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B ..........          1,947          2,124
U.S. Government Guaranteed Ship Financing Bond, Independence Series B ..........          3,540          3,540
Chase credit facility (maximum availability of $30 million at September 30, 2000
    and $70 million at December 31, 1999) ......................................             --          7,175
                                                                                        -------        -------
                                                                                         74,126         84,563
Less current portion ...........................................................          4,100          4,100
                                                                                        -------        -------
                                                                                        $70,026        $80,463
                                                                                        =======        =======

In the third quarter of 2000, DQSC, as borrower, amended its credit facility with The Chase Manhattan Bank, as agent, and several participant banks (the "Chase Facility"). The Company has a maximum of $30 million available to it in the form of revolving credit loans until the maturity date of the facility, which is September 13, 2001. Any amounts outstanding on the maturity date will be converted to a non-amortizing term loan which matures on September 13, 2002. Borrowings under the amended facility bear interest at a rate, at the option of the Company, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 0.75%, or (2) LIBOR plus a margin ranging from 1.50% to 1.75%. The Company is also required to pay an unused commitment fee at a rate of 0.50% per annum.

The Chase Facility will be used for general corporate purposes. The amended facility is guaranteed by AMCV and secured by all of the assets of DQSC except the American Queen, Columbia Queen, Cape May Light and Cape Cod Light and has various limitations and restrictions on investments, additional indebtedness, the construction costs of the new vessels, and other capital expenditures. DQSC is required to comply with certain financial covenants, including maintenance of minimum interest coverage ratios and maximum leverage ratios.

In 1999, the Company received a commitment from MARAD for up to $1.1 billion in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two Hawaii vessels, including shipyard costs, contingencies, capitalized interest, and guarantee fees. See Notes 5 and 11 for further information.

On March 31, 2000, the Company received a commitment from MARAD for up to $78.3 million in financing guarantees. The commitment amount represents 87.5% of the total maximum potential cost of the initial two coastal vessels currently under construction, including shipyard costs, contingencies, capitalized interest, and guarantee fees. See Note 11 for further information.

As of September 30, 2000, the Company complied with all covenants under its various debt agreements.

7. TRUST PREFERRED SECURITIES

On February 22, 2000, the Company completed an offering of 2,000,000 Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust ("trust preferred securities"). Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of common stock. All outstanding preferred securities are redeemable on February 15, 2015 or upon early redemption. The outstanding preferred securities may be redeemed for cash at the Company's option on or after February 19, 2003. The net proceeds to the Company, after underwriting fees and other costs, were approximately $96.3 million. A portion of the proceeds were used to fund the $30 million letter of credit facility related to the ms Nieuw Amsterdam purchase (see Note 8 for further information) and to pay down outstanding amounts on the Chase credit facility. The underwriters' overallotment option of 300,000 additional trust preferred securities was not exercised.

8. COMMITMENTS AND CONTINGENCIES

SHIP PURCHASE

In 1999, the Company finalized an agreement with Holland America Line ("HAL") to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required the Company to make an earnest money deposit of $30 million by January 17, 2000. The Company arranged for an unsecured letter of credit facility with The Chase Manhattan Bank for up to $30 million and satisfied the deposit requirement by posting a letter of credit for $30 million.

In 1999, persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), the Company's largest stockholder, guaranteed the letter of credit facility for the Company with The Chase Manhattan Bank for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, the Company paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in the Company's common stock above $21.90 per share. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, the Company deposited $30 million into a cash collateral account with Chase from proceeds received by the Company from the Company's securities offering, as discussed in Note 7, thereby terminating the Equity guarantee. The Company has the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The price of the Company's right to retire Equity's stock appreciation units is $11 per share if the Company retires the units by October 15, 2000, $13 per share if the Company retires the units by October 15, 2001, and $15 per share if the Company retires the units by October 15, 2002. If the Company does not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of the Company's common stock at such time. On or before the first three anniversary dates of the issuance of Equity's stock appreciation units, the Company will evaluate whether to exercise its right to retire the units based on the Company's then current stock price, its liquidity and other factors. It is currently the Company's intent to retire Equity's stock appreciation units prior to October 15, 2002.

HAL has agreed to provide financing for the remaining portion of the purchase price of the ms Nieuw Amsterdam totaling $84.5 million for 75 months at the prevailing prime rate. The HAL financing will be secured by a first preferred ship mortgage.

See Note 11 for further information.

9.   STOCKHOLDERS' EQUITY

ACCUMULATED DEFICIT

Changes in accumulated deficit for the nine months ended September 30, 2000 were (in thousands):

     Accumulated deficit at December 31, 1999 ............        $(19,573)
     Net loss ............................................          (4,076)
                                                                  --------
     Accumulated deficit at September 30, 2000 ...........        $(23,649)
                                                                  --------
COMMON STOCK OFFERING

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

10.  EARNINGS PER SHARE

Earnings per share have been computed as follows (in thousands, except per share data):

                                                            For the Three Months
                                                             Ended September 30,
                                                            --------------------
                                                              2000        1999
                                                             -------     -------
Basic:
   Net income ............................................   $   980     $ 2,091
   Weighted average shares outstanding ...................    21,013      18,505
                                                             -------     -------
   Earnings per share ....................................   $  0.05     $  0.11
                                                             -------     -------
Diluted:
   Net income ............................................   $   980     $ 2,091
   Weighted average shares outstanding ...................    21,013      18,505
   Additional shares issuable under various stock plans...       273       1,124
                                                             -------     -------
   Diluted weighted average shares outstanding ...........    21,286      19,629
                                                             -------     -------
   Earnings per share ....................................   $  0.05     $  0.11
                                                             -------     -------

As the Company reported losses for the nine months ended September 30, 2000 and 1999, diluted earnings per share was computed in the same manner as basic earnings per share. Conversion of trust preferred securities is not assumed, as the result would be antidilutive to the earnings and loss per share.

11.  SUBSEQUENT  EVENTS

DEBT ISSUANCE

On October 16, 2000, the Company issued $76.4 million of long-term bonds guaranteed by MARAD. The bonds bear interest at 7.25% per annum. The bonds were issued pursuant to a commitment received by the Company from MARAD for up to $78.3 million of financing guarantees for the construction of the Cape May Light and Cape Cod Light. The proceeds will be used to finance the construction of the vessels. See Note 6 for further information.

On November 9, 2000, the Company issued $50 million of notes guaranteed by MARAD for construction of the first Hawaii cruise vessel. The notes bear interest at LIBOR minus 0.10% per annum. Interest is payable quarterly beginning January 31, 2001. The entire principal amount is due on October 31, 2001. The Company intends to refinance these notes on or before the maturity date.

SHIP ACQUISITION

On October 18, 2000, the Company purchased the ms Nieuw Amsterdam from HAL for $114.5 million. Accordingly, the $30 million in restricted cash was released to HAL and a promissory note signed by the Company for the remaining portion of the purchase price. The promissory note bears interest at a floating rate equal to the prevailing prime rate, which is currently 9.50%. Principal paydowns of $5.1 million are scheduled for each March 31st and September 30th, beginning March 31, 2001, with a final payment of $23.7 million due on January 18, 2007.

COMMITMENTS AND CONTINGENCIES

After giving consideration to the Company's then current stock price and other factors, the Company decided not to exercise its right to retire Equity's vested stock appreciation units by October 15, 2000. Accordingly, the Company accrued an additional $2 per vested unit, or $0.6 million, in other financing costs on that date.

                          AMERICAN CLASSIC VOYAGES CO.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


GENERAL

American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate two cruise lines:
Delta Queen, which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats; and American Hawaii, which owns and operates the Independence steamship. Delta Queen also owns and operates the Columbia Queen riverboat which began operating on May 27, 2000. We have formed a third cruise line, United States Lines, to operate the ms Patriot and the new Hawaii cruise vessels.

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

The following discusses the Company's consolidated results of operations and financial condition for the three months and nine months ended September 30, 2000 versus the comparable periods ended September 30, 1999. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Operations data expressed as a percentage of total revenue for the periods indicated is as follows:

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                      ------------------      ------------------
                                       2000        1999        2000        1999
                                      ------      ------      ------      ------
Revenues
                                       100%        100%        100%        100%
Costs and Expenses:
   Operating expenses ...........       62          62          64          64
   Selling and administrative....       29          24          32          28
   Depreciation .................        6           7           7           8
Operating income (loss) .........        3           6          (4)         (1)
Net income (loss) ...............        2           4          (3)         (1)


Selected operating statistics for the periods indicated are as follows:

                                                                         Three Months Ended                  Nine Months Ended
                                                                             September 30,                      September 30,
                                                                     ---------------------------         ---------------------------
                                                                         2000           1999(5)             2000            1999(5)
                                                                     -----------       ---------         ---------         ---------
Fare revenue per passenger night ...........................         $    239          $    227          $    233          $    222
Total revenue per passenger night ..........................         $    328          $    319          $    324          $    315

Weighted average operating days (1):
     DELTA QUEEN ...........................................               92                92               230               250
     AMERICAN HAWAII .......................................               92                92               256               273

Vessels capacity per day (berths) (2):
     DELTA QUEEN ...........................................            1,183             1,026             1,183             1,026
     AMERICAN HAWAII .......................................              863               867               863               867

Passenger nights (3) .......................................          190,617           180,133           492,527           486,503
Physical occupancy percentage (berths) (4)  ................              102%              103%              100%               99%

--------------------

(1) Weighted average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day. Delta Queen's weighted average operating days for the nine months ended September 30, 2000 are not comparable to the prior year due to the Columbia Queen introduction in May, 2000. Capacity passenger nights is determined by multiplying, for the respective period, the actual operating days of each vessel by each vessel's capacity per day.

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

(4) Physical occupancy percentage is passenger nights divided by capacity passenger nights

(5) For the three months ended September 30, 1999, passenger nights, fare and total revenue per passenger night and occupancy percentage were previously reported as 176,805, $231, $325 and 102% respectively. For the nine months ended September 30, 1999, passenger nights, fare and total revenue per passenger night and occupancy percentage were previously reported as 476,460, $227, $322 and 97%, respectively. 1999 amounts have been recalculated to conform to the current presentation, which now includes passengers sailing on complimentary tickets. The current presentation will be used in the future.

RESCISSION OF ACCOUNTING METHOD

On November 2, 1999, we announced that we had rescinded our prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs," relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Under SOP 93-7, we deferred recognition of direct response advertising costs related to direct response advertising efforts for future cruises. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. We rescinded our adoption of SOP 93-7 due to difficulties encountered in implementing the new method. In rescinding SOP 93-7, we returned to our prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, we restated our earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to our previously reported loss of $4.5 million, or ($0.32) per share. We also restated our earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share compared to our previously reported earnings of $2.4 million or $0.13 per share. As previously disclosed, the Securities and Exchange Commission is conducting an informal investigation into our adopting and then rescinding the AICPA's Statement of Position No. 93-7 relating to the deferral of direct response advertising costs. While the SEC has not brought any formal proceedings against us, it is possible that the SEC's informal inquiry or a subsequent formal inquiry or proceeding could result in sanctions or orders against us. We cannot predict at this time whether any such sanctions would have a material impact.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Consolidated third quarter 2000 revenues increased $5.0 million to $62.5 million from $57.5 million for the third quarter of 1999. This represents a $4.6 million increase in fare revenues combined with a $0.4 million increase in other revenues. American Hawaii's fare revenues increased $1.2 million due to an 9% increase in fare per diems to $190 from $174. Delta Queen's fare revenues increased $3.4 million. Capacity increased by 16% due to the Columbia Queen introduction. Actual passenger nights increased by only 12% as occupancy on the other three steamboats decreased by 3%. Fare per diems increased 1% to $282 from $280. As a result, consolidated fare per diems for the third quarter of 2000 increased 5% to $239 from $227. The $0.4 million increase in other revenues was attributable to a increase in onboard revenues at American Hawaii.

Consolidated cost of operations for the third quarter of 2000 increased $2.8 million to $38.6 million from $35.8 million for 1999. American Hawaii's operating costs increased $0.8 million reflecting an increase in air ticket costs and higher fuel costs. Delta Queen's operating costs increased $2.0 million as a result of the Columbia Queen introduction and higher fuel and maintenance costs. Offsetting this increase in operating costs were decreases in commission expense on the three original steamboats related to the occupancy decrease and a decrease in air and land expense. Consolidated gross profit increased $2.2 million in the third quarter of 2000 from 1999 as a result of the Columbia Queen introduction and higher fare per diems at American Hawaii.

Consolidated selling, general and administrative expenses increased $4.5 million to $18.3 million for the third quarter of 2000 from $13.8 million in 1999. Marketing expenses for the Patriot and the Delta Queen Coastal vessels were $3.0 million in 2000. There were no marketing expenses in the comparable period in the prior year for these vessels. We also incurred $0.6 million of start-up costs during the quarter, primarily related to the Patriot. We incurred no start-up costs in connection with our new vessels in the third quarter of 1999. Marketing expenses for our vessels in operation were $0.8 million lower than in the prior year. This decrease was offset by a $1.7 million increase in general and administrative expenses primarily related to salary and benefits associated with new personnel hired within the past year and consulting costs incurred in connection with our capacity expansion efforts.

The consolidated operating income for the third quarter of 2000 was $1.6 million as compared to $3.7 million for 1999.

Interest income increased by $0.7 million as a result of higher average cash and marketable securities balances resulting from proceeds received by us upon the sale of additional common stock and other securities in February 2000 and on escrowed proceeds from our debt issuance.

During the current quarter, we capitalized $2.8 million of interest expense related to our vessels under construction. We capitalized $0.3 million of interest expense in the prior year.

We accrued for distributions on trust preferred securities of $1.2 million, net of tax, in the third quarter of 2000 for our trust preferred securities.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated first nine months of 2000 revenues increased $6.5 million to $159.7 million from $153.2 million for the first nine months of 1999. This represents a $6.7 million increase in fare revenues combined with a $0.2 million decrease in other revenues. American Hawaii's fare revenues decreased $0.1 million due to a 7% decrease in capacity passenger nights as a result of the scheduled 18-day Independence drydock. This was offset by a 7% increase in fare per diems to $195 from $183. Delta Queen's fare revenues increased $6.8 million. Capacity passenger nights increased 6% due to the Columbia Queen introduction. Occupancy rates also increased 3% from 91% to 94% and fare per diems increased 1% to $268 from $265. As a result, consolidated fare per diems for the first nine months of 2000 increased 5% to $233 from $222.

Consolidated cost of operations for the first nine months of 2000 increased $4.1 million to $102.3 million from $98.2 million for 1999. American Hawaii's operating costs decreased $0.9 million reflecting lower passenger, commission, air and hotel expenses associated with the capacity passenger night decrease offset by higher fuel prices. Delta Queen's operating costs increased $4.8 million reflecting the capacity and occupancy increase, and higher fuel and maintenance costs. Consolidated gross profit increased $2.5 million in the first nine months of 2000 from 1999 as a result of capacity and occupancy increase at Delta Queen and the increase in fare per diems at American Hawaii.

Consolidated selling, general and administrative expenses increased $8.2 million to $51.4 million for the first nine months of 2000 from $43.3 million in 1999. Marketing expenses for the Delta Queen coastal vessels and Patriot were $8.3 million. There were no marketing expense in the comparable period of the prior year for these vessels. We also incurred $1.3 million of start-up costs in the first nine months of 2000, related to the Columbia Queen and the Patriot. We incurred no start-up costs in connection with our new vessels in the first nine months of 1999. Marketing expenses for our vessels in operation were $6.2 million lower than in the prior year. This decrease was offset by a $4.7 million increase in general and administrative expenses primarily related to salary and benefits associated with new personnel hired or contracted within the past year in connection with our capacity expansion efforts.

The consolidated operating loss for the first nine months of 2000 was $5.9 million as compared to $0.8 million for 1999.

Interest income increased by $2.7 million as a result of higher average cash and marketable securities balances resulting from proceeds received by us upon the sale of additional common stock and other securities in April 1999 and February 2000.

Interest expense and other financing costs of $1.0 million in the first nine months of 2000 represent the accrual of $0.5 million payable to the guarantor of our letter of credit facility related to our agreed upon purchase of the ms Nieuw Amsterdam in October 2000. Additionally, we amortized $0.5 million of deferred financing fees related to this transaction. During the first nine months of 2000, we capitalized $6.8 million of interest expense related to our vessels under construction. We capitalized $0.5 million of interest expense in the prior year.

We accrued for distributions on trust preferred securities of $2.8 million, net of tax, in the first nine months of 2000 for our trust preferred securities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

For the nine months ended September 30, 2000, cash provided by operations was $8.9 million compared to $28.3 million in 1999. Of the decrease, $11.2 million reflects a smaller seasonal increase in unearned passenger revenue, which increased $10.9 million from December 31, 1999 to September 30, 2000, as compared to an increase of $22.0 million from December 31, 1998 to September 30, 1999. The increase in unearned passenger revenues was greater in 1999 than in 2000 due to deposits received in 1999 for millennium cruises, differences in the timing of receipts of final payment from travel agents and lower advance reservations. The remainder of the decrease in cash provided by operations reflects 1) the greater net loss through the first nine months of 2000 as compared to 1999, and 2) the payment of costs during the first quarter of 2000 that had been accrued as of December 31, 1999 for layups, drydockings and employee bonuses. Such costs accrued at December 31, 1999 and paid during the first quarter of 2000 were approximately $5.0 million higher than similar costs accrued at December 31, 1998 and paid in the first quarter of 1999.

Investing Activities

Our capital expenditures of $169.7 million included $163.7 million for vessels under construction which mainly consists of payments to shipyards. Other capital costs for the new shipbuilding programs include technical design, engineering, architectural fees and capitalized interest. For the Hawaii cruise ships under construction, we spent $93.4 million during the first nine months of 2000, while $70.3 million was spent on the Columbia Queen and Delta Queen coastal vessels projects. Other capital expenditures of $6.0 million were mainly related to layups for our existing Delta Queen vessels and the Independence drydock, all of which were completed in the first quarter of 2000. With proceeds from our common stock and preferred securities offerings, as described below, we purchased $3.9 million of short-term investments. Proceeds from these offerings were also used to fund a $30 million cash collateral account related to the October 2000 acquisition of the ms Nieuw Amsterdam. The remaining increase in restricted cash reflects a portion of proceeds placed into escrow from the issuance of $50 million in notes.

Financing Activities

Total proceeds from borrowings of $91.3 million includes the issuance of $75.0 million of one year notes related to the first Hawaii vessel under construction. The remaining amount represents borrowings under our credit facility. Our total repayments of borrowings of $26.7 million represents the paydown of all outstanding amounts on our credit facility of $23.5 million and scheduled principal payments of $3.2 million under the American Queen and Independence ship financing notes. We completed a public offering of an additional 2,000,000 shares of common stock. The net proceeds to us, after underwriting commissions and other costs, were approximately $46.8 million and are being used for construction of the second Hawaii vessel. Additional proceeds from the issuance of common stock were received from employee stock option exercises. We also completed a public offering of 2,000,000 American Classic Voyages Co. obligated mandatorily redeemable convertible preferred securities of a subsidiary trust (trust preferred securities). The net proceeds to us, after deferred financing fees, consisting of underwriting fees and other costs of $3.7 million, were $96.3 million.

Capital Expenditures and Debt

At September 30, 2000, we had approximately $95.5 million in cash, restricted cash, and short-term investments. These funds, along with future cash from operations and debt to be issued with the financing guarantees from the Maritime Administration, are expected to be our principal source of capital to fund our working capital and debt service requirements, ship construction costs and distributions on trust preferred securities. Additionally, we may also fund a portion of these cash requirements from borrowings under our revolving credit facility of which we had a maximum of $30 million available to us at September 30, 2000.

For the Hawaii cruise market, we are constructing two new cruise ships over the next five years and will introduce an existing foreign-built cruise ship, which we acquired on October 18, 2000, into the Hawaii market prior to delivery of the new vessels. In 1999, we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passengers berths, with options to build up to four additional vessels. We expect the cost of the first ship, inclusive of shipyard contract price, shipyard incentives, design and engineering fees, construction management and oversight costs, various owner supplied items, and exclusive of capitalized interest, to be approximately $499 million, and the second ship to be approximately $490 million. The agreement provides that the first ship will be delivered in January 2003 and the second ship in January 2004. We will finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. During the next twelve months, we expect to spend approximately $155 million on building the first new Hawaii cruise vessel and $85 million on building the second new Hawaii cruise vessel.

On October 18, 2000, we acquired the ms Nieuw Amsterdam from Holland America Line for $114.5 million, consummating an agreement entered into in 1999. We paid Holland America Line $30.0 million cash and issued a $84.5 million note for the balance of the purchase price. The note matures in 75 months, bears interest on a floating basis at the prevailing prime rate and is secured by a first preferred ship mortgage.

Upon taking delivery of the ship, we renamed it the ms Patriot. The vessel will undergo a refurbishment and conversion, which will cost approximately $19.0 to $21.0 million, prior to entering service in Hawaii in December 2000.

As part of the agreement to acquire the Nieuw Amsterdam, we were required to make an earnest money deposit of $30.0 million by January 17, 2000. We arranged for an unsecured letter of credit facility with The Chase Manhattan Bank for up to $30.0 million and satisfied the deposit requirement under the Holland America Line agreement by posting letters of credit for $30.0 million.

In 1999, persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), our largest stockholder, guaranteed the letter of credit facility for us with The Chase Manhattan Bank for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, we paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in our common stock above $21.90 per share. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, we deposited $30 million into a cash collateral account with Chase from proceeds received by us from our securities offering thereby terminating the Equity guarantee. We have the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The price of our right to retire Equity's stock appreciation units was $11 per share if we retired the units by October 15, 2000, $13 per share if we retire the units by October 15, 2001, and $15 per share if we retire the units by October 15, 2002. After giving consideration to our then current stock price, our liquidity and other factors, we decided not to exercise our right to retire Equity's vested stock appreciation units by October 15, 2000. Accordingly, we accrued for an additional $2 per vested unit, or $0.6 million, in other financing costs on that date. If we do not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of our common stock at such time. On or before the next two anniversary dates of the issuance of Equity's stock appreciation units, we will evaluate whether to exercise our right to retire the units based on our then current stock price and other factors. It is currently our intent to retire Equity's stock appreciation units prior to October 15, 2002.

We entered into a construction contract in 1999 with Atlantic Marine, Inc. of Jacksonville, Florida to construct the first two coastal cruise vessels, named the Cape May Light and Cape Cod Light, for our Delta Queen line. Under the construction contract, the price of the vessels will be $30 million each. We expect each vessel to have a total construction cost, including design and engineering fees, construction management and oversight costs, various owner supplied items, and exclusive of capitalized interest, to be approximately $40 million. The contract provides that the delivery date will be March 2001 for the Cape May Light and June 2001 for the Cape Cod Light.

During the next twelve months, we expect to spend up to $16 million on building the Cape May Light and up to $20 million on the Cape Cod Light. This will be funded from cash on hand and debt guaranteed by the Maritime Administration. On October 16, 2000, we issued $76.4 million of debt guaranteed by the Maritime Administration.

As of September 30, 2000, we complied with all covenants under our various debt agreements.

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

OTHER MATTERS

Relocation

On September 8, 2000, we announced that we will relocate our Chicago corporate office and most of our New Orleans operations to South Florida. We will incur relocation and severance costs in connection with the move.

The employee relocation costs, to be expensed as incurred over approximately the next 18 months, are expected to range from $0.5 million to $1.0 million. Other relocation costs for the move of our equipment and furniture will be expensed as incurred and will cost up to $0.5 million.

We have offered to relocate most employees to the new location but have not yet determined which employees are likely to move. As we determine which employees or groups of employees will not relocate, we will charge to expense severance costs for employees. In addition, beginning in January 2001, we will pay certain employees a retention bonus. The severance and retention costs to be accrued over approximately the next six to twelve months are not expected to exceed $4.0 million.

We have not yet determined whether we will fully vacate our Chicago and New Orleans facilities, or whether we will continue to use these facilities for some period of time. If we choose to vacate or reduce the size of one or both of our offices, we may incur costs to terminate a lease or we may accelerate depreciation expense due to revision of the useful lives of our existing leasehold improvements. At this time, we cannot yet estimate any potential lease termination expenses or accelerated depreciation.

In connection with the relocation, we will become eligible for incentives of up to $3.8 million from state and local municipalities, such as tax refunds and direct cash incentives upon occupancy. These incentives will be recognized in the future upon occupancy of the new headquarters facility and as taxes eligible for refund are incurred.

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

              a)  Exhibits:

                  4.(ii)(a)(8)   Amended and Restated Credit Agreement dated as
                                 of September 14, 2000 among The Delta Queen
                                 Steamboat Co. ("Borrower"), the financial institutions listed on the signature pages as Lenders and each other financial institution which from time to time becomes a party thereto
                                 ("Lenders"), The Chase Manhattan Bank, as
                                 Issuing Bank and as Administrative Agent for the Lenders thereunder (in such latter capacity, the "Agent"), and Hibernia National
                                 Bank, as Documentation Agent.

                  4.(ii)(a)(9)   Guaranty dated September 14, 2000 executed by
                                 American Classic Voyages Co. in favor of the Agent.

                  4.(ii)(a)(10)  Amended and Restated Contribution Agreement
                                 dated September 14, 2000 executed by the Parent Guarantor and each Borrower Subsidiary that is a party to a Subsidiary Guaranty.

                  4.(ii)(a)(11)  First Amendment to Trust Indenture dated
                                 September 14, 2000 among the Agent, the
                                 Lenders, Great River Cruise Line, L.L.C. and
                                 The Chase Manhattan Bank, as Trustee covering the Delta Queen (a substantially identical First Amendment to Trust Indenture covering the Mississippi Queen and Columbia Queen has also been executed).

                  4.(ii)(a)(12)  First Amendment to Preferred Ship Mortgage
                                 dated September 14, 2000 executed by Great
                                 River Cruise Line, L.L.C. for the benefit of The Chase Manhattan Bank, as Trustee covering the Delta Queen (a substantially identical First Amendment to Preferred Ship Mortgage covering the Mississippi Queen and Columbia Queen has also been executed).

                  4.(ii)(d)(9)   Secretary's Determination, dated August 10,
                                 2000, as it relates to $50,000,000 of United
                                 States Government Guaranteed Ship Financing
                                 Notes.

                  4.(ii)(d)(10)  $50,000,000 Note Purchase Agreement dated
                                 August 10, 2000 as it relates to United States Government Guaranteed Ship Financing Notes -- Variable Rate Notes due July 31, 2001 signed by Project America, Inc. and accepted by Chase Securities, Inc.

                  4.(ii)(d)(11)  $50,000,000 Promissory Note to United States of
                                 America dated August 10, 2000 by Project
                                 America Ship I, Inc.

                  4.(ii)(e)(1)   Commitment to Guarantee Obligations dated
                                 October 16, 2000 by The United States of
                                 America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, and accepted by Cape
                                 May Light, L.L.C., the Shipowner.

                  4.(ii)(e)(2)   Bond Purchase Agreement dated October 16, 2000
                                 as it relates to United States Government
                                 Guaranteed Ship Financing Bonds, 2000 Series -
                                 7.25% Sinking Fund Bonds due April 15, 2027 in the aggregate principal amount of $37,900,000 signed by Cape May Light, L.L.C. and accepted by Chase Securities Inc.

                  4.(ii)(e)(3)   $37,900,000 U.S. Government Guaranteed Ship
                                 Financing Bonds, 2000 Series, 7.25% Sinking
                                 Fund Bonds due April 15, 2027, issued by Cape
                                 May Light, L.L.C.

                  4.(ii)(e)(4)   Trust Indenture Relating to United States
                                 Government Guaranteed Ship Financing
                                 Obligations dated October 16, 2000 between Cape
                                 May Light, L.L.C., as Shipowner, and The Bank of New York, as Indenture Trustee.

                  4.(ii)(e)(5)   Authorization Agreement dated October 16, 2000
                                 between The United States of America,
                                 represented by the Secretary of Transportation, acting by and through the Maritime
                                 Administrator, and The Bank of New York, as the
                                 Indenture Trustee under the Trust Indenture dated October 16, 2000 between the Indenture
                                 Trustee and Cape May Light, L.L.C., the
                                 Shipowner.

                  4.(ii)(e)(6)   Security Agreement Relating to United States
                                 Government Guaranteed Ship Financing
                                 Obligations dated October 16, 2000 between Cape
                                 May Light, L.L.C., as Shipowner, and The United
                                 States of America.

                  4.(ii)(e)(7)   Title XI Reserve Fund and Financial Agreement
                                 dated October 16, 2000 between Cape May Light,
                                 L.L.C. and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                                 Administrator.

                  4.(ii)(e)(8)   Guaranty Agreement in Favor of the United
                                 States of America dated October 16, 2000 by and between Cape May Light, L.L.C., as Guarantor, and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

                  4.(ii)(f)(1)   Commitment to Guarantee Obligations dated
                                 October 16, 2000 by The United States of
                                 America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, and accepted by Cape
                                 Cod Light, L.L.C., the Shipowner.

                  4.(ii)(f)(2)   Bond Purchase Agreement dated October 16, 2000
                                 as it relates to United States Government
                                 Guaranteed Ship Financing Bonds, 2000 Series -
                                 7.25% Sinking Fund Bonds due April 15, 2027 in the aggregate principal amount of $38,500,000 signed by Cape Cod Light, L.L.C. and accepted by Chase Securities Inc.

                  4.(ii)(f)(3)   $38,500,000 U.S. Government Guaranteed Ship
                                 Financing Bonds, 2000 Series, 7.25% Sinking
                                 Fund Bonds due April 15, 2027, issued by Cape
                                 Cod Light, L.L.C.

                  4.(ii)(f)(4)   Trust Indenture Relating to United States
                                 Government Guaranteed Ship Financing
                                 Obligations dated October 16, 2000 between Cape
                                 Cod Light, L.L.C., as Shipowner, and The Bank of New York, as Indenture Trustee.

                  4.(ii)(f)(5)   Authorization Agreement dated October 16, 2000
                                 between The United States of America,
                                 represented by the Secretary of Transportation, acting by and through the Maritime
                                 Administrator, and The Bank of New York, as the
                                 Indenture Trustee under the Trust Indenture dated October 16, 2000 between the Indenture
                                 Trustee and Cape Cod Light, L.L.C., the
                                 Shipowner.

                  4.(ii)(f)(6)   Security Agreement Relating to United States
                                 Government Guaranteed Ship Financing
                                 Obligations dated October 16, 2000 between Cape
                                 Cod Light, L.L.C., as Shipowner, and The United
                                 States of America.

                  4.(ii)(f)(7)   Title XI Reserve Fund and Financial Agreement
                                 dated October 16, 2000 between Cape Cod Light,
                                 L.L.C. and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                                 Administrator.

                  4.(ii)(f)(8)      Guaranty Agreement in Favor of the United
                                    States of America dated October 16, 2000 by and between Cape Cod Light, L.L.C., as
                                    Guarantor, and The United States of America, represented by the Secretary of
                                    Transportation, acting by and through the Maritime Administrator.

                  4.(ii)(g)(1)      Preferred Ship Mortgage dated October 18,
                                    2000 executed by Oceanic Ship Co. in favor of Hal Antillen N.V. (in connection with the purchase of the ms Patriot).

                  4.(ii)(g)(2)      $84,500,000 Promissory Note dated October
                                    18, 2000 to Hal Antillen N.V. by Oceanic
                                    Ship Co. (in connection with the purchase of the ms Patriot).

                  10.(a)(iv)(10)    Amendment "1" to May 1, 1999 Construction
                                    Contract between Coastal Queen Holdings,
                                    L.L.C. and Atlantic Marine, Inc. dated June
                                    13, 2000.

                  10.(a)(iv)(11)    Assignment and Assumption of Contract dated
                                    September 25, 2000 by and between Delta
                                    Queen Coastal Voyages, L.L.C. (f/k/a Coastal
                                    Queen Holdings, L.L.C.), as Assignor, and
                                    Cape May Light, L.L.C. and Cape Cod Light,
                                    L.L.C., as Assignees.

                  10.(a)(iv)(12)    Amendment No. 2 to Construction Contract for
                                    Coastal Queen Class Vessel dated October 16,
                                    2000 by and between Atlantic Marine, Inc.
                                    and Cape May Light, L.L.C. and Cape Code
                                    Light, L.L.C.

                  27.               Financial data schedule.

              b)  Reports on Form 8-K:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              AMERICAN CLASSIC VOYAGES CO.




                              By:  /s/ Philip C. Calian
                                   ---------------------------------------------
                                   Philip C. Calian
                                   Chief Executive Officer



                              By:  /s/ Randall L. Talcott
                                   ---------------------------------------------
                                   Randall L. Talcott
                                   Vice President-Finance and Treasurer
                                    (Principal Financial and Accounting Officer)









Dated:  November 14, 2000