Form 10-K
period 2000-12-31
AMERICAN CLASSIC VOYAGES CO
filed 2001-03-30
CIK 315136

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $221.4 million based upon the last reported sale price of $16.25 per share on February 28, 2001 on The NASDAQ Stock Market. Using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, certain persons designated as affiliates for purposes of this computation may not be held to be affiliates upon judicial determination.

As of February 28, 2001, there were 21,027,923 shares of Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE:
PART III   --    Portions of the registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission by April 27, 2001.

================================================================================

                          AMERICAN CLASSIC VOYAGES CO.


                                      INDEX

ITEM DESCRIPTION                                                                                      PAGE
----------------                                                                                      ----
Part I

             Item 1   --    Business.................................................................    3
             Item 2   --    Properties...............................................................   13
             Item 3   --    Legal Proceedings........................................................   14
             Item 4   --    Submission of Matters to a Vote of Security Holders......................   14

Part II
             Item 5   --    Market for Registrant's Common Equity and Related
                            Stockholder Matters......................................................   15
             Item 6   --    Selected Financial Data..................................................   16
             Item 7   --    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations......................................   17
             Item 7A  --    Quantitative and Qualitative Disclosures About Market Risk...............   23
             Item 8   --    Financial Statements and Supplementary Data..............................   24
             Item 9   --    Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure...................................   49

Part III
             Item 10  --    Directors and Executive Officers of the Registrant.......................   49
             Item 11  --    Executive Compensation...................................................   49
             Item 12  --    Security Ownership of Certain Beneficial Owners
                            and Management...........................................................   49
             Item 13  --    Certain Relationships and Related Transactions...........................   49

Part IV
             Item 14  --    Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K..................................................   49

                          AMERICAN CLASSIC VOYAGES CO.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
American Classic Voyages Co. ("the Company") is the leading provider of overnight passenger cruises among the Hawaiian Islands and on the inland rivers and coastal waterways of North America. We currently operate four cruise lines under the names American Hawaii Cruises, The Delta Queen Steamboat Co., Delta Queen Coastal Voyages and United States Lines. American Hawaii, acquired in August 1993, operates the S.S. Independence, a U.S.-flagged ocean liner with 860 total passenger berths. American Hawaii provides inter-island cruises on a year-round basis among the Hawaiian Islands. The Delta Queen Steamboat Co. currently operates the Delta Queen, American Queen and Mississippi Queen, U.S.-flagged paddlewheel steamboats having 1,026 total passenger berths, and, as of May 27, 2000 introduced a fourth riverboat, the Columbia Queen, which has 157 passenger berths. This new vessel added the Columbia River system of the Pacific Northwest to Delta Queen's previously existing set of cruise vacations on the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois and Atchafalaya Rivers. Delta Queen Coastal Voyages will operate the cv Cape May Light and cv Cape Cod Light, currently scheduled to be introduced in May and the fourth quarter of 2001 respectively. These new vessels will offer cruises along U.S. coastal waterways. United States Lines currently operates the ms Patriot, a 1,212-passenger vessel which was acquired from Holland America Line on October 18, 2000 and put into service on December 9, 2000. The ms Patriot offers seven-day cruise vacations throughout the Hawaiian Islands, sailing from Oahu to Kauai, Maui, and the island of Hawaii. We do not offer gaming on any of our vessels.

American Classic Voyages Co. is a Delaware corporation incorporated in 1985 as a holding company that owns and controls The Delta Queen Steamboat Co., which operates the Delta Queen riverboats and the Delta Queen Coastal Voyages vessels through various subsidiaries, Great Hawaiian Cruise Line, Inc., which operates American Hawaii through various subsidiaries, and Project America, Inc., which operates United States Lines through various subsidiaries. American Classic Voyages Co.'s principal executive offices are located at Two North Riverside Plaza, Suite 200, Chicago, Illinois 60606. The principal administrative offices of Delta Queen, American Hawaii and United States Lines are located in New Orleans, Louisiana.

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

Accordingly, we believe our U.S.-flagged designation provides us with significant itinerary advantages. Our cruises can visit and explore the beauty and attractions of the various Hawaiian Islands without having to include a foreign port in our itineraries, which would involve at least three sailing days on the Pacific Ocean. On inland U.S. waterways, where Delta Queen operates, the Passenger Vessel Act requirements effectively prohibit foreign-flagged vessels from offering competing itineraries.

The U.S. Flag Cruise Ship Pilot Project Statute was enacted in 1997 to develop the U.S.-flagged cruise ship industry and stimulate commercial construction of cruise ships in the U.S. In connection with our execution of a definitive agreement with Ingalls Shipbuilding to construct at least two new vessels in a U.S. shipyard (see page 6, Hawaii Expansion Plans for a more detailed discussion of our new Hawaii vessels), we believe that we will have (1) the exclusive right to operate large U.S.-flagged cruise ships in the domestic trade among the Hawaiian Islands for the life expectancy of the vessels and (2) the right to operate the ms Patriot as a U.S.-flagged ship in the Hawaiian Islands for a period of two years following delivery of the final new vessel under the contract. The terms of the statute require, among other things, that the new cruise ships are built with more than 867 berths each, that delivery of the first vessel be prior to January 1, 2005 and that the second vessel be delivered prior to January 1, 2008. The statute does not restrict the activities of small U.S.-flagged cruise ships with fewer than 275 passengers and fewer than 10,000 gross tons.

CURRENT OPERATIONS

AMERICAN HAWAII
American Hawaii's cruise ship, the S.S. Independence, operates inter-island cruise vacations among the Hawaiian Islands year round. Built in 1951, the S.S. Independence has 860 passenger berths. American Hawaii offers primarily seven-day itineraries with ports of call throughout the Hawaiian Islands. On November 11, 2000 the S.S. Independence was moved to a new homeport in Kahului, Maui and the ports of Hilo, Hawaii, Kona, Hawaii, Honolulu, Oahu and Nawiliwili, Kauai compose the vessel's remaining itinerary. The itinerary affords an opportunity to view Mount Kilauea, one of the world's few active volcanoes, and the soaring sea cliffs of the inaccessible Na Pali coast. Many cruise passengers also choose to extend their stay in Hawaii, purchasing hotel accommodations through American Hawaii. American Hawaii offers more than 50 optional shore excursion activities to passengers to showcase the spectacular Hawaiian scenery and local attractions.

Cruise fares on American Hawaii for a seven-day cruise, as stated in the 2000/2001 cruise brochure, range from luxurious suites at $3,549 per person to interior cabins with a single sofa bed and fold-away upper berth at $1,349 per person, based on double occupancy. The fare includes meals, nightly entertainment on the vessel and port charges. American Hawaii also offers seasonal youth programs to attract passengers with children, as the S.S. Independence has a large number of cabins that can accommodate three and four passengers.

UNITED STATES LINES
United States Lines' ms Patriot offers seven-day cruise vacations throughout the Hawaiian Islands, sailing from Oahu to Kauai, Maui, and the island of Hawaii. Guests on the 1,212-passenger ms Patriot are able to select numerous shore excursions featuring some of the Hawaiian Islands' most beautiful attractions. The ms Patriot cruises feature American and Hawaiian regional cuisine, a cultural enrichment program and nightly showplace entertainment.

Originally named the ms Nieuw Amsterdam, the vessel was acquired on October 18, 2000 from Holland America Line and renamed the ms Patriot upon its delivery to United States Lines. We are operating it as a U.S.-flagged vessel in the Hawaiian market, as we are permitted to do under the terms of the Pilot Project Statute. The vessel's inaugural voyage took place in December 2000. It has nine public decks with 607 passenger staterooms, 68% of which are outside cabins, and includes 20 suites. It features two outdoor swimming pools, a spa, a gymnasium, a two-deck main lounge and six additional lounges and bars, as well as a spacious dining room, an indoor/outdoor cafe, a boutique and seven passenger elevators. Upon taking delivery, we renovated portions of the vessel by adding a destination learning center, family activities center, and upgrading the conference and meeting facilities and other passenger facilities on board. The cost of the renovations amounted to approximately $20.4 million.

The cruise fares on the ms Patriot for a seven-day cruise, as stated in the 2000/2001 cruise brochure, range from luxurious suites at $4,099 per person to interior cabins with two or more berths at $1,699 per person, based on double occupancy during the peak travel season. The fare also includes meals and nightly entertainment on the vessel.

Our Hawaii cruise products are marketed as the best way to experience and enjoy Hawaii, and as a convenient and rewarding alternative to land-based multi-island vacations. We accomplish this by focusing on onboard dining, entertainment, and by offering an extensive package of shore excursions at all stops along the itinerary, as well as by providing a wide variety of activities, demonstrations and lectures designed to enhance passengers' overall experience of the unique Hawaiian culture. In addition, United States Lines and American Hawaii offer additional services and products to its passengers, including bar services, beauty salon services, photography services, shore excursions and gift shop products. In order to facilitate and simplify passengers' travel planning process, we offer air transportation arrangements to and from the Hawaiian Islands through agreements with several major commercial airlines as well as trip cancellation insurance.

American Hawaii's and United States Lines' marketing efforts target consumers who are interested in Hawaii, cruise enthusiasts and other consumers who fit certain demographic or geographic profiles. We send out more than five million pieces of direct mail annually to reach these potential customers. The travel agency community receives cooperative direct mail and periodic fax broadcasts. In addition, we place advertisements in specialized publications and have been the subject of numerous feature articles in national travel and leisure magazines and newspaper travel sections.

DELTA QUEEN STEAMBOAT CO.
Delta Queen's three paddlewheel steamboats offer cruise itineraries for trips along the Mississippi, Ohio, Cumberland, Tennessee, Arkansas, Illinois and Atchafalaya Rivers, as well as the Intracoastal Waterway. Ports visited, which are typically locations of historical or cultural significance, include New Orleans, Memphis, St. Louis, St. Paul, Louisville, Cincinnati, Pittsburgh, Nashville, Chattanooga, Galveston, Vicksburg, and Hannibal. Delta Queen promotes special cruise packages revolving around specific themes which allow passengers to participate in activities, meet special guest lecturers, and enjoy entertainment relevant to the theme. Seasonal theme vacations include "Kentucky Derby" cruises that include attendance at the Kentucky Derby horse race, "Civil War" and "Cajun Culture" theme cruises.

In May 2000 we introduced the Columbia Queen riverboat as the fourth member of our Delta Queen fleet. The Columbia Queen operates approximately 9 months out of the year from its homeport of Portland, Oregon and traverses the Columbia, Snake and Willamette Rivers in the Pacific Northwest. Itineraries focus on providing passengers with an adventurous and educational cruise experience. Its 8-night vacation package features an overnight stay in Portland, a visit to Mount St. Helens National Monument, a 7-night cruise and many adventurous excursions from the coastal town of Astoria, Oregon to Hells Canyon in Lewiston, Idaho.

Delta Queen is marketed to mature adult travelers as a unique vacation experience aboard classic steamboats in which the people, sights, romance and history of heartland America and the Pacific Northwest are explored. We believe individuals are attracted to our riverboat cruises because of the quality of our service, dining, accommodations and entertainment, as well as the unique characteristics of the steamboat experience and its connection to American history.

The Steamboatin' cruise fare for an average five-day cruise, as stated in the 2001 cruise brochure, ranges from luxurious suites at $3,365 per person to interior cabins with lower and upper passenger berths at $1,465 per person, based on double occupancy. The Columbia Queen eight-night fare ranges from luxurious suites at $4,310 per person to interior cabins at $3,110 per person during the peak traveling season. The fares also include meals, day and night entertainment on the vessels and port charges.

DELTA QUEEN COASTAL VOYAGES
In order to capitalize upon its strong market position and brand name recognition, Delta Queen is expanding its current business by introducing at least two new vessels capable of offering cruises along U.S. coastal waterways. By extending the Delta Queen line beyond our country's heartland to the underserved coastal markets, Delta Queen offers its unique cruising experience to destinations of historical or cultural interest, as well as those known for their natural beauty. We are constructing the first two coastal cruise vessels at Atlantic Marine, Inc. of Jacksonville, Florida. The first vessel, the cv Cape May Light, is scheduled to be delivered in April 2001 and the second vessel, the cv Cape Cod Light, is expected to be delivered in the third quarter of 2001. Each coastal vessel will be approximately 300 feet long, have diesel-electric propulsion systems and "state-of-the-art" safety technology. The total project cost for each new vessel is approximately $40 to $42 million.

The new Delta Queen coastal cruise vessels have an historic design inspired by the Fall River Line vessels which traveled between New York and New England from 1847 through 1937 and became symbolic of elegant transportation and gracious service. The new vessels will be decorated in classic New England federal and nautical decor reminiscent of turn-of-the-century coastal ships, featuring the "first-class" amenities for which Delta Queen steamboats have come to be known. Approximately 90% of the passenger berths on each of the vessels will be in outside cabins. The new vessels will each have features such as elegant dining rooms with fine artwork, architectural embellishments and windows, a grand salon for entertainment, two bars, and other services typically offered on Delta Queen steamboats.

Atlantic Coast destinations featured in the 2001 cruise brochure include Martha's Vineyard, Halifax, Nova Scotia, Boston Harbor, the Chesapeake Bay, New York City, Washington, D.C., Charleston, SC and Savannah, GA. Itineraries for the 2001/2002 winter traveling season include Belize, Costa Rica, Honduras, Mexico and Panama.

To attract additional customers, Delta Queen has developed products which combine its riverboat and coastal cruises with escorted tours and overnight stays at historic port cities. As a convenience to its passengers, Delta Queen will also arrange hotel accommodations and air and land transportation to and from the cruise embarkation and disembarkation points.

Delta Queen annually welcomes back a large number of prior passengers through its relationship marketing program. New passengers are acquired through direct response advertising, advertising in trade and consumer publications and other promotional activity. Each year a significant number of new customers are referred by prior customers.

SALES AND MARKETING
We maintain one field sales force and one common reservation staff for Delta Queen, American Hawaii and United States Lines. We sell our cruise products primarily through two major channels, of which the most significant channel is travel agents operating throughout the U.S. We have programs that educate travel agents about the unique nature of our travel experiences, the vessels' itineraries, special programs, theme cruises and pricing policies. To assist in generating reservations from travel agents, we engage in both consumer and trade-oriented advertising, including direct mailings of our cruise lines' literature to travel agencies. We also maintain contact with travel agents through our field sales personnel who conduct educational seminars and attend trade shows. Our second major sales channel is group travel organizers, consisting of clubs, travel agencies and tour operators who arrange for the sale of cruise vacations at discounted fares. We provide a variety of incentives to these organizers, including fare discounts and promotional materials. During fiscal 2000, no single customer accounted for more than 10% of our consolidated revenues.

PRICING AND ADVANCE RESERVATIONS
We issue separate full color sales brochures for The Delta Queen Steamboat Co., American Hawaii, United States Lines and Delta Queen Coastal Voyages, which contain descriptive information, itineraries and fare schedules, prior to the beginning of each upcoming calendar year. We price our cruise fares, based on cabin category, using a single pricing schedule for each cruise line throughout the calendar year, except for the Columbia Queen and the ms Patriot, which are priced seasonally. As an inducement for passengers to book early, we generally offer an early booking discount which typically consists of the current year's fares to passengers who book more than six to eight months in advance for the upcoming year. In addition, we offer to group travel organizers and others limited discounts from our published fare schedules.

We actively market our cruises up to one year prior to the cruise year and the level of advance reservations at any given date provides us with an indication of our future fare revenue. A significant portion of such reservations is booked more than six months in advance of the cruise date. Generally, customers of each cruise line must pay a $300 refundable deposit within one week of booking a cruise with the balance of the cruise fare to be remitted 60 days in advance of the departure date. Depending upon the proximity of a cancellation to the cruise date, customers may lose some or all of their deposits or cruise fares. For a nominal fee, we also offer trip cancellation insurance through a third-party insurer, which allows the customers to reduce their exposure to cancellation charges. As of February 29, 2000, advance reservations for the 2000 cruise year were $58.5 million. As of February 28, 2001, advance reservations for the 2001 cruise year were $63.3 million. However, we cannot specifically determine the amount of revenues to be derived from advance reservations as we cannot guarantee that any particular advance reservation will result in any revenue to us. Capacity in the Hawaii cruise market has more than doubled in 2001 due to the introduction of the ms Patriot and additional visits by foreign flagged ships. As a result, we have been discounting our Hawaii cruises as we absorb this increase in capacity, and our gross fare revenue per passenger night ("gross fare per diems") in Hawaii for the first half of 2001 has declined by 24% as compared to the comparable period of a year ago, based on cruises reserved through February 28.

HAWAII EXPANSION PLANS
We believe that there is significant untapped market potential in the cruise industry and plan to realize some of this potential by expanding our cruise lines. In the Hawaii cruise market, we plan to leverage our U.S.-flagged designation and the unique competitive advantages offered to us under the Pilot Project Statute by introducing larger, more modern vessels into the Hawaii vacation market under the United States Lines banner. We intend to use this brand name to help us market our Hawaii business.

On March 9, 1999, we executed definitive agreements with Ingalls Shipbuilding to construct at least two new vessels for the Hawaii cruise market. Each of the new vessels is expected to measure approximately 840 feet in length, with 13 decks and approximately 950 cabins containing at least 1,900 passenger berths. The contract provides that Ingalls Shipbuilding deliver the first new ship in January 2003 and the second ship in January 2004. We currently estimate the new Hawaii cruise ships to cost approximately $495 million each, including the cost of furnishings, fixtures and equipment, as well as design, engineering and architectural fees, but excluding capitalized interest. Ingalls Shipbuilding is claiming that the Company should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. The Company believes that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted and the Company intends to assert its rights under the original provisions of the contract.

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

OTHER

GOVERNMENT REGULATION
Federal maritime law prohibits non-U.S.-flagged vessels from receiving and discharging passengers at any two U.S. ports without stopping at an intervening non-U.S. port. Periodically there has been debate about the potential amendment or repeal of this law and the broader cabotage laws encompassed under the Passenger Vessel Act and related U.S. laws. In August 1995, we joined the Maritime Cabotage Task Force, a broad national coalition of several hundred companies, associations and unions representing all modes of domestic transportation. The task force is responsible for monitoring potential adverse changes in legislation that could affect the U.S. maritime industry and publicizing the economic and national security issues relevant to maintaining a strong U.S.-flagged vessel industry. Through the coalition's efforts, numerous legislators and key Congressional staff members have been made aware of the substantive issues and positions surrounding any changes to this legislation. In recent years bills have been introduced in Congress to modify the Passenger Vessel Act, including allowing foreign-flagged ships into a limited number of itineraries where there was no existing U.S.-flagged ship in service. One of these bills was approved by the relevant Senate Committee in 2000, but no further action was taken. The same bill was reintroduced in 2001.

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

We are subject to various federal and state regulations that affect the operations of our vessels. Our U.S.-flagged vessels are subject to regulations promulgated by the U.S. Department of Transportation and enforced by the Coast Guard. The Coast Guard conducts both scheduled and unannounced inspections to determine compliance with these regulations and has the authority to delay or suspend cruises. The Delta Queen vessels must be dry-docked for an inspection of the hulls' exteriors every five years. The S.S. Independence and ms Patriot must be dry-docked approximately every 18 months for a similar procedure. The Coast Guard is empowered to increase the interval between inspections and accordingly, we have requested and received permission from the Coast Guard to lengthen the interval between dry-dockings for the S.S. Independence and ms Patriot to 30 months, subject to annual hull surveys.

Like other entities that operate vessels on U.S. waterways, we are also subject to certain federal, state and local health and safety laws, regulations and ordinances, including environmental laws. Periodically, we incur expenditures to keep our vessels in compliance with applicable laws, regulations and ordinances. Environmental compliance on the part of the cruise industry generally has been the subject of increasing attention by federal and state legislators as well as environmental groups, agencies and enforcement personnel. Particular attention has focused on vessel discharges. New federal or state laws, regulations or ordinances could be adopted as a result of this activity. We do not anticipate making any material expenditures in 2001 with respect to environmental matters. However, the coverage and the cost of complying with any such new (or modifications to current) environmental ordinances may result in future additional costs to our operations.

Federal law requires that vessels for 50 or more overnight passengers be constructed of fire retardant materials. Since 1968 Congress has granted the Delta Queen eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the vessel and the Delta Queen's historic status. The statute exempting the Delta Queen requires us to notify potential passengers that the Delta Queen does not comply with applicable fire standards and prohibits us from disclaiming liability for loss due to fire caused by our negligence. The current exemption has been extended to November 1, 2008. Our ability to operate the Delta Queen is dependent upon retaining our current Congressional exemption and obtaining additional exemptions subsequent to 2008. Ocean-going passenger vessels were required to make enhancements to life safety systems by October 1, 1997 in order to comply with federal law. The S.S. Independence was brought into compliance during its spring 1997 dry-dock, and the next improvements are not required until 2005.

The Federal Maritime Commission regulates passenger vessels with 50 or more passenger berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. We have been approved as a self-insurer by the Federal Maritime Commission, and therefore, subject to continued approval, are not required to post security for passenger cruise deposits. The Federal Maritime Commission has reviewed its standards and in June 1996 issued proposed regulations to increase significantly the financial responsibility requirements. We filed our objection to the proposals, as we believe that the Federal Maritime Commission's current standards provide passengers with adequate protection in the event of an operator's non-performance and that further requirements may impose an undue burden on operators. The Federal maritime Commission has taken no action on the proposed rulemaking, and at this time we cannot predict if the proposed changes will be approved as currently constituted, or at all.

The Company currently maintains liquor licenses for its steamboats operating on the Mississippi River system in Louisiana and for the Columbia Queen in Portland, Oregon. As a result of actions taken by Tennessee authorities, the Company has applied for an alcohol beverage license in the State of Tennessee as well as other neighboring states. The Company does not anticipate any material expenses or other material adverse developments with respect to these applications or licenses. However, in the event such developments do occur, the Company may be required to restrict the sale of alcoholic beverages on all or portions of its cruises. In connection with these applications or otherwise, the Company may be required to become qualified to do business in, or to pay or remit various types of taxes or fees to, certain states or political subdivisions thereof. In addition, the Company may be subject to fines or other penalties for failure to comply with laws and regulations of one or more states requiring licensing, qualification or other action. Neither the cost of compliance by the Company with such regulations, nor the penalties imposed or sought to be imposed on the Company for noncompliance have been material in the past. However, no assurance can be given that such costs or penalties may not increase or become material in the future.

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

The Company, through its subsidiaries, is the sole U.S.-flagged overnight cruise ship operator and the largest provider of cruise vacations among the Hawaiian Islands. The Company competes with operators of foreign-flagged cruise ships that visit the Hawaiian Islands on voyages of seven days and greater. Under U.S. law, foreign-flagged ships must include a foreign port in each of their itineraries. This means that foreign-flagged ships visiting Hawaii, including ships operating seven day cruises, must spend at least three to four days sailing on the Pacific Ocean in order to visit a foreign port. Our cruises can visit and explore the beauty of the various Hawaiian Islands without having to visit a foreign port.

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

SEASONALITY
Delta Queen's operations are seasonal. Historically, we have had greater passenger interest and higher yields in the spring and fall months of the year. The vessels typically undergo their annual lay-ups in December or January. While American Hawaii has historically experienced greater passenger interest in the summer and fall months of the year, quarterly variations in its revenues are much smaller than those of Delta Queen. During the summer months, in particular, American Hawaii tends to have average occupancies in excess of 100% as the number of families sharing cabins with children increases significantly during this period. We expect the seasonal trends for United States Lines to be similar to those historically experienced by American Hawaii.

INSURANCE
We carry marine liability insurance on our vessels through Steamship Mutual Underwriting Association (Bermuda) Limited ("Steamship Mutual"), a non-profit, mutual protection and indemnity association. Our marine liability insurance arrangements are typical of common marine industry practices and, subject to certain deductibles, provide coverage for losses, other than hull physical damage losses, including casualty damage by the vessels and claims by crew members, passengers and other third parties. The policy has no maximum limit of liability coverage except for a $500 million limit, per occurrence, for oil pollution liability claims. As a member of Steamship Mutual, we pay our annual premiums based largely on our risk characteristics and loss experience, and the loss experience of other members. In addition, because Steamship Mutual and other maritime mutual indemnity associations around the world pool a portion of their loss experience in risk sharing arrangements, Steamship Mutual also may be affected by the loss experience of other mutual protection and indemnity organizations. Over and above this pooling arrangement, Steamship Mutual has additional independent reinsurance protection.

Our annual protection and indemnity insurance premium consists of a mutual premium, 70% of which is paid in the initial year of the policy period with installments of 15% being paid in years two and three of the policy period. We may be liable for a supplemental call in excess of the anticipated amount in the event that Steamship Mutual incurs heavy losses or experiences unusual circumstances.

We also carry a multi-line marine and non-marine package policy which is underwritten by various insurers. This package policy provides hull and machinery coverage, which insures against physical loss and damage to the vessels, subject to a $500,000 deductible. The vessels are insured for their appraised value. Although we believe the risk of a total loss of our vessels is remote, in all likelihood the replacement costs would exceed these coverage limits. Additionally, this package policy provides coverage against loss of revenue and extra expenses incurred in connection with a marine casualty or other covered interruption in service. The deductible for the loss of revenue coverage is 14 days of revenue for each occurrence, and the deductible for extra expenses incurred coverage is $125,000 per occurrence.

We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages.

EMPLOYEES
We employed 1,857 persons as of December 31, 2000. Of the vessels' onboard employees, the American Maritime Officers of the AFL-CIO ("American Maritime Officers") represented approximately 212 individuals, and the Seafarers International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District of the AFL-CIO ("Seafarers") represented approximately 841 individuals. In 2000, the Company entered into ten year agreements with the American Maritime Officers and Seafarers International Union, relating to the vessels operated by the Company. The agreement with the American Maritime Officers expires on February 28, 2009 and the agreement with Seafarers International Union expires on December 31, 2009. Since 1986, we have not experienced any work stoppages, and we believe relations with our employees are good.


RISK FACTORS AND FACTORS CONCERNING FORWARD LOOKING STATEMENTS
Certain statements contained in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K, in the Company's press releases and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors. Such factors include, among other things, the following: general economic and business conditions which may impact levels of disposable income of consumers and demand for the Company's cruise products; increases in cruise industry capacity; cruise and other vacation industry competition; changes to the U.S. Flag Cruise Ship Pilot Project Statute and related U.S. laws; the ability of the Company to implement its shipbuilding program; unscheduled ship repairs and dry-docking; and the Company's ability to obtain adequate financing at commercially acceptable levels to support its expansion plans.

Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur. As permitted by the Private Securities Litigation Reform Act of 1995, the Company is hereby filing the following cautionary statements identifying important factors which, among others, could cause the Company's actual results to differ materially from expected and historical results.

Our future financial condition, liquidity and operating results may adversely be affected by a number of factors, including the following:

CONSTRUCTION DELAYS AND DEVIATIONS FROM SPECIFICATIONS FOR THE NEW HAWAII AND COASTAL VESSELS MAY ADVERSELY AFFECT EXPANSION PLANS AND FUTURE FINANCIAL PERFORMANCE

We have entered into contracts to construct at least two new vessels for our Hawaii cruise business and two new coastal cruisers for the Delta Queen line. A delay or inability to deliver these new ships may adversely impact our future financial performance. Ingalls Shipbuilding, the builders of the new Hawaii cruise ships, has never built a modern passenger ship and, because no U.S. shipyard has built a passenger ship in more than 40 years, there is a limited base of experienced subcontractors for portions of the ships. As discussed previously, Ingalls Shipbuilding is claiming that the Company should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. Although the Company believes that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted and the Company intends to assert its rights under the provisions of its shipbuilding contracts, we cannot assure you that we will be able to successfully complete construction of the Hawaii cruise ships or the coastal cruisers or that we will be able to complete these projects within our budgets or expected time frames. Factors that could impact the construction or renovation of the new vessels include:

     -  construction delays or complications;
     -  cost overruns;
     -  labor stoppages, slowdowns or shortages; and
     - compliance with U.S. Coast Guard regulations and classification society requirements.

A significant delay in delivering the vessels or a material deviation from the design specifications could have a material adverse effect on our cash flow and results of operations. Also, events out of the control of the shipyards constructing the vessels could delay delivery.

IF WE DO NOT OBTAIN SIGNIFICANT AMOUNTS OF CAPITAL TO BUILD, PURCHASE AND RENOVATE VESSELS, OUR EXPANSION PLANS AND FUTURE OPERATING RESULTS MAY BE ADVERSELY AFFECTED

Our expansion plans are based in part on the construction of several new vessels to be put into operation in both the Hawaii market and the U.S. coastal waterways market. Our expansion plans require us to spend significant amounts of capital in building, purchasing and renovating vessels. The final cost for these vessels may exceed our initial estimates and we may be required to seek additional sources of capital in order to complete the vessels. We cannot assure you that we will be able to obtain additional financing at commercially acceptable levels to finance this expansion or to pursue strategic business opportunities. We expect to be able to use our cash on hand and cash generated from our future operations to provide a significant portion of these funding needs. Our failure to obtain sufficient capital or generate sufficient funds from operations may require us to delay or abandon some of our expansion plans and could have a material adverse effect on our financial condition and results of operations.

INCREASED LEVERAGE MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE AND CASH FLOW

We have substantially increased our indebtedness and will continue to do so as we finance a significant portion of the construction costs under existing and contemplated agreements to acquire, build, convert or renovate new vessels. This higher level of indebtedness will require us to devote an increased amount of our future cash flow from operations to the payment of principal and interest on indebtedness. At December 31, 2000, we had outstanding consolidated total debt of $359.2 million. We have and will continue to substantially increase our leverage with the debt required to finance:

- construction costs for each of the two Hawaii cruise ships projected to be approximately $495 million;
- construction costs for each of the first two coastal cruisers expected to be approximately $40 to $42 million;
- acquisition and renovation costs for the ms Patriot of approximately $135 million; and
- acquisition, renovation, relocation and start-up costs for the Columbia Queen of approximately $44 million.

We expect that approximately 87.5% of the total cost for the new Hawaii cruise ships and coastal vessels will be financed through Maritime Administration guaranteed private financing. The seller of the ms Patriot, Holland America Line, a non-U.S. citizen, provided us with financing for $84.5 million of the purchase price of the ship secured by a preferred mortgage on the vessel. Under our current expansion plans, and assuming we build, acquire, renovate and convert all of the ships we currently contemplate, we could increase our indebtedness to approximately $1.2 billion by 2004. Our increased leverage could adversely affect our liquidity, financial condition and working capital available for operations.

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

IF WE ARE UNABLE TO MANAGE OUR FINANCIAL RESOURCES DURING OUR EXPANSION, OUR FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED

Our plans for expansion call for significant capital expenditures that will not produce corresponding revenues in the near term, which may place a strain on our capital resources. The process of expanding our fleet of vessels may require additional financial resources that would otherwise be available for the ongoing operation of our existing fleet of vessels. Our failure to manage our financial resources effectively during our expansion could force us to delay or abandon some of our expansion plans and may have a material adverse effect on our liquidity, financial condition and results of operations.

IF DEMAND FOR OUR NEW CRUISE PRODUCTS FAILS TO DEVELOP AS EXPECTED OR COMPETITION INCREASES, OUR BUSINESS MAY BE ADVERSELY AFFECTED

The Hawaii, Pacific Northwest and coastal cruise markets where we intend to deploy our new vessels currently do not have a large supply of cruise operators. If demand for our new vessels does not develop, our financial performance may suffer. Our expected deployment of vessels will increase the supply of available cruises in these markets significantly. We engaged market research firms to assist us in making our decision to pursue expansion plans. We cannot assure you, however, that demand for our new cruise products, services and itineraries will develop. If the market for these new cruise products fails to develop, develops more slowly than expected or becomes saturated with competitors, it may adversely affect our liquidity, financial condition and results of operations.

INCREASED CAPACITY IN HAWAII MAY REDUCE OCCUPANCY ON THE S.S. INDEPENDENCE, ADVERSELY AFFECTING REVENUES

The introduction of the ms Patriot or our new cruise ships into the Hawaii cruise market could cause occupancy or revenue levels on the S.S. Independence to decline. If revenue levels drop so much that the S.S. Independence generates operating losses, it may reduce our expected benefits from increased capacity in Hawaii and could have a material adverse effect on our financial condition and results of operations.

IF WE CANNOT BENEFIT FROM THE EXCLUSIVE RIGHTS OF THE PILOT PROJECT STATUTE, OUR REVENUE GROWTH IN HAWAII WOULD BE ADVERSELY AFFECTED

We believe the Pilot Project Statute provides us with the exclusive right to operate large U.S.-flagged cruise ships in the Hawaiian Islands for the life expectancy of our new ships. We will enjoy the benefits of the Pilot Project Statute, however, only if we comply with its terms. Our competitive advantage could be eliminated or diminished if the Pilot Project Statute were to be repealed or amended, if our interpretation of its terms is not upheld or if we fail to satisfy its requirements. This could have a material adverse effect on our financial condition and results of operations. For a more detailed discussion of the Pilot Project Statute, see "Business - General."

MODIFICATION OF THE PASSENGER VESSEL ACT MAY ADVERSELY AFFECT OUR BUSINESS

From time to time, proposals are made which would limit or eliminate the terms of the Passenger Vessel Act. If the Passenger Vessel Act is repealed or amended to allow foreign-flagged ships the same rights to transport passengers between U.S. ports as U.S.-flagged ships, we could face considerable competition in all our lines, including competition from entities with greater financial resources. Under the Passenger Vessel Act and related laws, only U.S.-flagged ships may transport passengers between U.S. ports. Consequently, only ships that are U.S. built, owned, operated and documented may operate between U.S. ports, including the islands of Hawaii. Foreign-flagged ships may transport passengers between U.S. ports only if their itineraries include a stop at a foreign port. This increased competition could have a material adverse effect on our financial condition and results of operations. For a more detailed discussion of the Passenger Vessel Act, see "Business - General."

INCREASED COMPETITION IN THE HAWAII CRUISE MARKET AND FROM OTHER VACATION ALTERNATIVES, MAY ADVERSELY IMPACT OUR FINANCIAL PERFORMANCE

We presently compete against a wide range of vacation alternatives, including other cruises, destination resorts and sightseeing vacations. Cruise lines or other entities, including those with greater resources, could introduce overnight U.S.- flagged vessels in direct competition with our Delta Queen vessels, which may adversely impact our financial performance. We may also face additional competition in the Hawaii cruise market from foreign-flagged vessels as the Hawaii cruise market expands. The entry of direct competition could make it more difficult for us to maintain or further increase occupancy or prices for cruise vacations. This could result in lower margins and adversely effect our financial condition and results of operations.

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

IF WE DO NOT COMPLETE DRY-DOCKING ON SCHEDULE OR WITHIN BUDGETS, OR IF ANY OF OUR VESSELS REQUIRE UNSCHEDULED REPAIRS, OUR REVENUES MAY BE ADVERSELY IMPACTED

Operation of our vessels is subject to regulations established by the U.S. Department of Transportation that are enforced by the U.S. Coast Guard. Among these regulations is the requirement that the vessels be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as dry-docking. When we dry-dock one of our vessels as required, we lose the revenue from that vessel's operations for the period it is out of service. We also incur the additional cost of the dry-docking. The S.S. Independence, ms Patriot and the two new coastal vessels must be dry-docked every 30 months and the Delta Queen riverboats must be dry-docked every five years. For its last dry-docking, the S.S. Independence was out of service for 18 days beginning on January 5, 2000. Dry-docks of Delta Queen vessels take place in the winter months when our revenue yield is lowest. For its last regularly scheduled dry-docking, the Mississippi Queen was out of service for a period of approximately 24 days commencing January 3, 2001. For its next scheduled dry-docking, the Delta Queen is expected to be out of service for a period of 28 days commencing in January 2002. The American Queen, which first entered service in 1995, was out of service for 10 days for its first dry-docking between January 10, 2000 and January 20, 2000. Its next dry-docking will occur in approximately four years. In years that we are not required to dry-dock our Delta Queen vessels, we remove each of these vessels from service to perform routine repairs and maintenance and capital projects. We refer to the period that each vessel is removed from service as a lay-up. The Delta Queen was out of service beginning on January 4, 2001 for 42 days, and the American Queen was out of service for a period of 18 days beginning February 5, 2001. The S.S. Independence, ms Patriot and the two new coastal vessels do not undergo lay-ups in years that they are not dry-docked. We cannot assure you that future dry-docks or lay-ups for any of our vessels will be completed on schedule or within their budgets.

The S.S. Independence will undergo an unscheduled dry-dock beginning March 24, 2001 to repair its bow thruster. The vessel is expected to be out of service for a period of seven days, and the expected cost of the repairs is expected to be between $400,000 and $500,000. On February 20, 2001, the ms Patriot was required to cancel a cruise that was in progress and return to its home port so that a thrust bearing in the vessel's generator drive train could be replaced. This resulted in refunds issued to passengers of approximately $1.6 million, and travel credits for a future cruise expected to cost approximately $0.5 million. Additional unscheduled repairs could have an adverse impact on the Company's results of operations and financial condition.

RIVER AND OCEAN CONDITIONS AND WEATHER FACTORS CAN ADVERSELY AFFECT OPERATIONS AND OUR FINANCIAL PERFORMANCE

River or ocean conditions and weather factors can adversely affect our operation and the financial performance of the Delta Queen and American Hawaii lines by disrupting schedules or reducing operating days. As a result of flooding and restrictions placed upon commercial travel along the inland rivers, we have, in the past, canceled or re-routed scheduled cruises. We operate the Hawaii cruise ships in and around the Hawaiian Islands. As a result, its schedules are subject to ocean and weather conditions, including hurricane conditions. Weather conditions could cause us to reschedule or cancel cruises, which could adversely affect our results of operations.

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

THE SEC HAS BEEN CONDUCTING AN INFORMAL INQUIRY OF OUR ACCOUNTING PRACTICES RELATING TO DIRECT RESPONSE ADVERTISING COSTS

The SEC has been conducting an informal inquiry into our accounting practices with respect to direct response advertising costs. The informal inquiry relates to our adoption of a particular methodology effective as of January 1, 1999 and our subsequent rescission of that methodology in November, 1999 due to difficulties encountered implementing the new method. We restated our financial statements for the first and second quarters of 1999 and we believe that we are cooperating with the SEC in their informal inquiry. We are unable to predict the outcome or impact of the SEC's informal investigation. However, it is possible that the SEC's informal inquiry or a subsequent formal inquiry could result in orders, penalties or sanctions against the Company. Depending upon the resulting orders, penalties or sanctions, if any, our financial performance could be adversely affected, our ability to conduct our business could be impaired or we could be required to make further adjustments to our financial statements. For a more detailed description of the accounting rescission, see Note 13 to the Consolidated Financial Statements.

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

OUR CONTROLLING STOCKHOLDER MAY TAKE ACTIONS THAT ADVERSELY AFFECT OUR BUSINESS

Affiliates of the Equity Group own an aggregate of approximately 35% of the outstanding shares of our common stock. The Equity Group's level of ownership may permit it to elect the members of our board of directors who will control our future direction and operations. This includes decisions regarding the issuance of securities, dividends, acquisitions and our sale. The Equity Group's stockholders are, directly or indirectly, trusts created for the benefit of Samuel Zell, Ann Lurie and their respective families. Mr. Zell is the Chairman of our board of directors.

SALES OF OUR CONTROLLING STOCKHOLDER'S SHARES COULD HAVE AN ADVERSE EFFECT ON OUR COMMON STOCK PRICE OR OUR ABILITY TO RAISE CAPITAL

The sale of a substantial number of shares of our common stock by the Equity Group, or the perception that such a sale could occur, could negatively affect the market price of our common stock. As of December 31, 2000, the Equity Group had pledged 4,603,000 of its 7,402,247 shares of our common stock to secure several loans. If the Equity Group were to default on these loans, the creditors could acquire the pledged shares. We have been advised by the Equity Group that it is presently in compliance in all material respects with all covenants and terms of these loans and has alternative resources with which to service the loans. Any sale, or the perception that such a sale may occur, could also materially impair our future ability to raise capital through an offering of securities.

OUR CONTROLLING STOCKHOLDER MAY HAVE CONFLICTS OF INTEREST WITH COMPETING INTERESTS

The Equity Group, our controlling stockholder, is an investor directly or indirectly in various business enterprises, both publicly and privately held. Mr. Zell is also an officer and/or director in many of these affiliated businesses. The Equity Group, Mr. Zell and/or these affiliated businesses may from time to time receive opportunities in various businesses that might compete with us in our current or future activities. Conflicts of interest may result from such opportunities. The Equity Group and Mr. Zell have informed us that neither it, he nor any of these affiliated businesses presently intends to make investments which would cause a conflict of interest with us.

ITEM 2.       PROPERTIES

We currently operate vessels with a total of 3,255 passenger berths. The following table represents a list of our current vessels, the year they entered into service, their estimated passenger capacity based upon double occupancy per cabin, and their areas of operation:

                                         YEAR VESSEL            PASSENGER               PRIMARY AREAS
VESSEL                              ENTERED INTO SERVICE         CAPACITY                OF OPERATION
------                              --------------------         --------                ------------
ms Patriot(1) .................            1982                   1,212             HAWAII
S.S. Independence(2) ..........            1951                     860             HAWAII
American Queen ................            1995                     436             Mississippi River SYSTEM
Mississippi Queen .............            1976                     416             Mississippi River System
Delta Queen ...................            1926                     174             Mississippi River System
Columbia Queen ................            2000                     157             Columbia River System

       (1) Acquired by the Company and substantially renovated in 2000.
       (2) Acquired by the Company in 1993 and substantially renovated in 1994.

The following table represents a list of the new vessels we currently plan to build together with their estimated dates for entering service, and based upon double occupancy per cabin, their estimated passenger capacity:

                                                      ESTIMATED                    ESTIMATED
                                              DATE ENTERING INTO SERVICE       PASSENGER CAPACITY
                                              --------------------------       ------------------
United States Lines Vessels:
   Newbuild #1............................         January 2003                       1,900
   Newbuild #2............................         January 2004                       1,900
Delta Queen Vessels:
   cv Cape May Light......................         May 2001                             224
   cv Cape Cod Light......................         Fourth Quarter 2001                  224

See Note 8 to the Consolidated Financial Statements for a discussion of leased properties.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings to which we are a party or of which any of our property is the subject, other than ordinary routine litigation and claims incidental to the business. We believe we maintain adequate insurance coverage and reserves for such claims.

The SEC has been conducting an informal inquiry into our accounting practices with respect to direct response advertising costs. The informal inquiry relates to our adoption of a particular methodology effective as of January 1, 1999 and our subsequent rescission of that methodology in November 1999 due to difficulties encountered implementing the new method. We restated our financial statements for the first and second quarters of 1999 and we believe that we are cooperating with the SEC in their informal inquiry. We are unable to predict the outcome or impact of the SEC's informal investigation. However, it is possible that the SEC's informal inquiry or a subsequent formal inquiry could result in orders, penalties or sanctions against the Company. Depending upon the resulting orders, penalties or sanctions, if any, our financial performance could be adversely affected, our ability to conduct our business could be impaired or we could be required to make further adjustments to our financial statements. For a more detailed discussion of the accounting rescission, see Note 13 to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: "AMCV". On February 28, 2001, the last reported sale price for our common stock was $16.25 per share. The following table indicates the high and low sales price information for shares of our common stock as reported by The NASDAQ Stock Market:

                                                                                   High          Low
              -------------------------------------------------------------------------------------------
                     QUARTER  ENDED:      December 31, 2000................      $  16.75      $  11.00
                                          September 30, 2000...............         21.56         14.62
                                          June 30, 2000....................         24.10         18.75
                                          March 31, 2000...................         34.87         23.37

                     QUARTER ENDED:       December 31, 1999................      $  35.25      $  21.13
                                          September 30, 1999...............         24.94         19.81
                                          June 30, 1999....................         24.00         15.63
                                          March 31, 1999...................         26.06         16.25


(b) The number of stockholders of record of common stock on February 28, 2001 was approximately 662.

(c) We did not pay cash dividends on our common stock during 1999 or 2000. We currently anticipate that all of our earnings will be retained for planned construction projects and ongoing business requirements. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                   Years Ended December 31,
                                                             2000            1999           1998            1997           1996
                                                          -------------------------------------------------------------------------
INCOME STATEMENT DATA
(In thousands)
   Revenues .........................................     $ 221,625       $ 208,717       $ 192,225       $ 177,884      $ 190,408
   Gross profit .....................................        78,008          74,854          66,630          66,589         67,863
   One-time charges(1) ..............................            --              --              --              --         38,390
   Operating income (loss) ..........................       (13,106)          1,649           5,486           9,984        (30,465)
   Other (income) expense (2) .......................            18             (10)           (300)             --        (11,729)
   Net income (loss) ................................     $ (10,072)      $  (1,750)      $     157       $   2,429      $ (17,636)

PER SHARE INFORMATION
   Basic earnings (loss) per share ..................     $   (0.49)      $   (0.10)      $    0.01       $    0.17      $   (1.28)
   Diluted earnings (loss) per share ................     $   (0.49)      $   (0.10)      $    0.01       $    0.17      $   (1.28)
   Cash dividends per share .........................     $      --       $      --       $      --       $      --      $      --
OPERATING STATISTICS
   Fare revenue per passenger night (3) .............     $     232       $     225       $     218       $     228      $     216
   Total revenue per passenger night (3) ............     $     324       $     316       $     306       $     302      $     287
   Weighted average operating days(4):
        Delta Queen .................................           318             342             341             337            347
        American Hawaii .............................           348             365             365             337            366
        United States Lines .........................            23              --              --              --             --
   Vessel capacity per day (berths)(5):
        Delta Queen .................................         1,183           1,026           1,026           1,026          1,024
        American Hawaii .............................           860             867             867             844            817
        United States Lines .........................         1,212              --              --              --             --
   Passenger nights(3,6) ............................       684,888         659,507         627,321         588,892        643,891
   Physical occupancy percentage(3,7) ...............            97%             99%             94%             94%            98%

BALANCE SHEET DATA (at period end)
(In thousands)
   Total assets .....................................     $ 752,615       $ 293,990       $ 212,685       $ 210,805      $ 211,864
   Notes Payable ....................................       125,000              --              --              --             --
   Current portion of long-term debt ................        15,768           4,100           4,100           4,100          4,100
   Long-term debt ...................................       218,420          80,463          77,388          81,488         85,898
   Total stockholders' equity .......................       173,503         129,800          61,907          59,129         54,982

-----------------------

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

(3) 1999 and 1998 figures have been recalculated to conform to the 2000 presentation, which includes passengers sailing on complimentary tickets.

(4) Weighted-average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day. Capacity passenger nights is determined by multiplying the actual operating days of the vessel by each vessel's capacity per day.

(5) Vessel capacity per day represents the number of passengers each cruise line can carry assuming double occupancy for cabins which accommodate two or more passengers. Some cabins on the Independence, Patriot and the American Queen can accommodate three or four passengers.

(6) A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(7) Physical occupancy percentage is passenger nights divided by capacity passenger nights.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate four cruise lines:
Delta Queen Steamboat Co., which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats and the Columbia Queen riverboat; Delta Queen Coastal Voyages, which owns and will operate the cv Cape May Light and cv Cape Cod Light; American Hawaii, which owns and operates the S.S. Independence steamship; and United States Lines, which owns and operates the ms Patriot.

Our revenues are comprised of:
     1.  cruise fares;
     2.  onboard revenues, such as those from gift shops and shore excursions;
     3.  trip cancellation insurance and pre- and post-cruise hotel packages;
         and
     4. the sale of airplane tickets to and from points of embarkation and disembarkation.

Our cost of operations is comprised of:
     1. passenger expenses, such as employee payroll and benefits and the cost of food and beverages;
     2. vessel operating costs including lay-up and dry-docking costs for our vessels;
     3.  insurance costs;
     4.  commissions paid to travel agents; and
     5.  airplane tickets and hotel costs.

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize these deposits as revenue on a pro-rata basis during the associated cruise. Our revenues and some of our expenses vary considerably when measured on a quarterly basis. This is due to the seasonality of our Delta Queen revenues, the timing of our Delta Queen and American Hawaii lay-ups and dry-dockings, and fluctuations in airfares. These variations are reflected in our fare revenues per passenger night, which are commonly referred to as fare per diems, and our occupancy rates.

Operations data expressed as a percentage of total revenue for years indicated is as follows:

                                                   2000        1999       1998
                                                  -------     -------    -------
    Revenues..................................      100%        100%       100%
    Costs and expenses:
      Operating expenses......................       65          64         65
      Selling, general and administrative.....       34          27         23
      Depreciation............................        7           8          9
    Operating income .........................       (6)          1          3
    Net income (loss).........................       (5)         (1)         0

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

SEASONALITY
Delta Queen's operations are seasonal. Historically, we have had greater passenger interest and higher yields in the spring and fall months of the year. The vessels typically undergo their annual lay-ups in December or January. While American Hawaii has historically experienced greater passenger interest in the summer and fall months of the year, quarterly variations in its revenues are significantly less than those of Delta Queen. During the summer months, in particular, American Hawaii tends to have average occupancies in excess of 100% as the number of families sharing cabins with children increases significantly during this period. We expect the seasonal trends for United States Lines to eventually be similar to those historically experienced by American Hawaii.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
For the year ended December 31, 2000, cash provided by operations, before changes in unearned passenger revenue, was $9.7 million compared to $24.8 million in 1999 and $12.9 million in 1998. The decrease in 2000 is due primarily to lower earnings and increases in accounts receivable, inventory, prepaid expenses and deferred tax assets, partially offset by an increase in accounts payable. The increase in 1999 as compared to 1998 is due primarily to increases in accrued expenses and accounts payable. The increase in unearned passenger revenues was $5.9 million greater in 2000 than in 1999 as deposits pertaining to the ms Patriot, introduced in December 2000, more than offset decreases in unearned passenger revenues at American Hawaii and Delta Queen. The decrease in unearned passenger revenues at American Hawaii was mainly due to lower advance bookings for cruises taking place in the first quarter of 2001, and the decrease at Delta Queen was due to the dry-docking of the Mississippi Queen and the 42-day lay-up of the Delta Queen in January and February of 2001.

Cash used in investing activities totaled $426.6 million in 2000 as compared to $80.1 million in 1999 and $8.2 million in 1998. The increase is due primarily to capital expenditures of $356.1 million in 2000, as compared to $79.9 million in 1999 and $8.8 million in 1998. In addition to the $134.9 million cost for the purchase and renovation of the ms Patriot, acquired in October 2000, the Company spent $135.0 million in 2000 for the new Hawaii cruise ships under construction as compared to $53.5 million during 1999, $32.8 million in 2000 for the Columbia Queen as compared to $11.3 million in 1999, and $46.4 million on the Delta Queen coastal vessels in 2000 as compared to $7.4 million spent in 1999. Other capital expenditures of $7.0 million were mainly related to our existing vessels as the S.S. Independence and the American Queen were dry-docked in January 2000 and the Delta Queen and Mississippi Queen underwent lay-ups during that period. The increases in restricted investments and marketable securities in 2000 in the amount of $70.5 million was mainly a result of proceeds from Maritime Administration ("MARAD") guaranteed debt issuances that were held in escrow.

Cash received from financing activities was $418.6 million in 2000 as compared to $68.6 in 1999, and cash used in financing activities of $2.5 million 1998. The increase in 2000 is due primarily to the issuance of $125 million of short-term notes to finance construction of the new Hawaiian vessels, an $84.5 million note issued to Holland America Line for the purchase of the ms Patriot, $70.7 million of bonds, net of financing costs, issued to finance the two new Delta Queen Coastal vessels, $143.1 million of convertible preferred securities of a subsidiary trust and common stock (see below) issued in February 2000, as compared to $63.5 million of common stock issued in the prior year, and net repayments on the Company's credit facility of $7.2 million, as compared to $7.2 million of net borrowings in 1999. The Company also made scheduled principal payments of $4.1 million under the American Queen and S.S. Independence ship financing notes in both 2000 and 1999.

On February 22, 2000 the Company completed an offering of 2,000,000 trust convertible preferred securities. Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of common stock. The net proceeds, after underwriting fees and other expenses, were $96.3 million. A portion of the proceeds were used to fund the letter of credit facility related to the ms Nieuw Amsterdam purchase and to pay outstanding amounts on the Chase credit facility. The underwriters' overallotment option of 300,000 additional preferred securities was not exercised.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

On February 22, 2000 the Company also completed an offering of an additional 2,000,000 shares of common stock. The net proceeds, after underwriting commissions and other expenses, were $46.8 million and are being used for construction of the second Hawaii vessel. The underwriters' overallotment option of 300,000 additional shares was not exercised.

For the Hawaii cruise market, we are constructing two new cruise ships over the next several years. On March 9, 1999 we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passenger berths, with options to build up to four additional vessels. The contract provides that Ingalls Shipbuilding deliver the first new ship in January 2003 and the second ship in January 2004. We currently estimate the new Hawaii cruise ships to cost approximately $495 million each, including the cost of furnishings, fixtures and equipment, as well as design, engineering and architectural fees, but excluding capitalized interest. Ingalls Shipbuilding is claiming that the Company should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. The Company believes that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted, and the Company intends to assert its rights under the original provisions of the contract. During 2000 the Company spent $110.3 million on construction of the first Hawaii vessel and $24.7 million on construction of the second vessel. Over the next twelve months, we expect to spend approximately $301 million on building the two new Hawaii cruise vessels and completing construction of the cv Cape May Light and cv Cape Cod Light, excluding capitalized interest.

We will finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. In April 1999 we received commitments from the Maritime Administration for financing guarantees for debt of up to 87.5% of the cost of the vessels. The guaranteed debt will be accessed during the construction period. Interest payments during that period are capitalized as part of the cost of construction as required by generally accepted accounting principles. During the 12 months ending December 31, 2000 the Company placed three separate issuances of short-term notes guaranteed by the Maritime Administration totaling $125 million. These notes bear interest ranging from the London Interbank Offer Rate, or LIBOR, minus 0.05% to LIBOR minus 0.10%. On January 31, 2001 the Company issued an additional $50 million of notes guaranteed by MARAD bearing interest at LIBOR minus 0.10% and due on January 31, 2002. A portion of the proceeds from this issuance was used to pay down $25 million of notes issued in 2000 that were due January 31, 2001.

The Company intends to refinance all of these notes on or before their maturity dates by issuing long-term bonds. In the current market, this type of debt generally bears interest at a rate of 100 to 175 basis points over the comparable U.S. government obligations and can have a term of up to 25 years from the date of delivery of the vessel. The loans generally amortize on either a straight-line basis or on a mortgage-style basis over the term of the loan, commencing after the delivery date. Fees associated with obtaining the financing guarantees included a one-time investigation fee of approximately $1.4 million, which we paid to the Maritime Administration in April 1999. In addition, the Maritime Administration imposes an annual guarantee fee of not less than 1/4 of 1% and not more than 1% of the indebtedness, reduced by any required escrow, based upon the obligor's ratio of long-term debt to stockholders' equity. The present value of the sum of the annual guarantee fees is payable at the closing of the long term Maritime Administration guaranteed financing and will be capitalized as part of the vessel cost.

We are constructing two new coastal cruise vessels for our Delta Queen Coastal Voyages line at Atlantic Marine, Inc. of Jacksonville, Florida. We expect each vessel to have a total project cost, including furnishing, fixtures and equipment, of approximately $40 million to $42 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 224 passengers. The first vessel, the cv Cape May Light, is scheduled to be delivered in April 2001. The second vessel, the cv Cape Cod Light, is expected to be delivered in the third quarter of 2001. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery. During 2000, the Company incurred $23.5 million and $22.9 million for construction costs pertaining to the Cape May Light and Cape Cod Light respectively, including capitalized interest. On October 16, 2000 the Company issued $37.9 million and $38.5 million of 7.25% long-term bonds to finance construction of the cv Cape May Light and cv Cape Cod Light respectively. Semi-annual principal payments commence six months after delivery of the ships. The bonds are guaranteed by MARAD pursuant to a commitment received by the Company from MARAD on March 31, 2000 for financing guarantees pertaining to the two ships.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Under the terms of an agreement finalized on October 15, 1999, the Company acquired on October 18, 2000 the ms Nieuw Amsterdam from Holland America Line ("HAL") for $114.5 million. Upon taking delivery of the vessel, the Company renamed it the ms Patriot and is operating it as a 1,212-passenger U.S.-flagged vessel serving the Hawaiian market. This is the first ship that the Company intends to operate under the United States Lines brand name. The purchase price was financed with $30 million of proceeds from the issuance of Trust Preferred Securities (see Note 7 to the Consolidated Financial Statements) and an $84.5 million promissory note issued to HAL by the Company. The promissory note bears interest at a floating rate equal to the prevailing prime rate, which was 9.5% at the time of purchase, and is payable monthly in arrears. Principal paydowns of $5.1 million are scheduled for each March 31st and September 30th, beginning with March 31, 2001, with a final payment of $23.7 million due on January 18, 2007. The Company also incurred $20.4 million in refurbishment, renovation, and other capital expenditures necessary to ready the vessel for service. This amount was funded from operating cash flow. The vessel was placed into service on December 9, 2000.

The 1999 purchase contract with HAL required the Company to make an earnest money deposit of $30 million by January 17, 2000. Persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), the Company's largest stockholder, guaranteed the letter of credit facility for the Company with The Chase Manhattan Bank ("Chase") for up to $30 million, thereby allowing the Company to obtain the facility from its inception until February 22, 2000. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, the Company paid Equity a commitment fee of $0.5 million in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, the Company deposited $30 million into a cash collateral account with Chase from proceeds received from the issuance of Trust Preferred Securities, thereby terminating the Equity guarantee. Equity may exercise its right to receive payment during the two years following the third anniversary of the date of the agreement, subject to the Company's rights to retire Equity's stock appreciation units, at escalating prices, prior to the third anniversary of the agreement. (See Note 8 to the Consolidated Financial Statements for further information).

In May 1999 we acquired a substantially complete riverboat originally built for the casino trade that we converted into the fourth Delta Queen riverboat. The vessel, known as the Columbia Queen, entered service on May 27, 2000 and operates weekly cruise vacations out of Portland, Oregon on the Columbia River system. The Company paid $3.2 million to acquire the vessel and incurred $32.8 million and $8.1 million of costs in 2000 and 1999 respectively, including capitalized interest, to convert the 218-foot boat into an overnight passenger vessel with 157 passenger berths. The conversion was financed primarily through borrowings on the Company's revolving credit facility.

In February 1999, The Delta Queen Steamboat Co. ("DQSC") entered into a credit agreement with a group of lenders, with The Chase Manhattan Bank as agent. This agreement provided for a revolving credit facility of up to $70 million to fund the expansion of the Delta Queen line. Upon the completion of MARAD financing for the two Delta Queen coastal vessels, this facility was amended in the third quarter of 2000 whereby DQSC has a maximum of $30 million available to it in the amount of revolving credit loans until the maturity date of the facility, which is September 13, 2001. Any amounts outstanding on the maturity date will be converted to a non-amortizing term loan which matures on September 13, 2002. Borrowings under the facility bear interest at either (1) the greater of Chase Manhattan's prime rate or alternative base rates plus a margin ranging from 0.50% to 0.75%, or (2) LIBOR plus a margin ranging from 1.50% to 1.75%. The Company is also required to pay an unused commitment fee of 0.50% per annum. The facility is secured by all of the assets of DQSC, except for the American Queen, Cape May Light and Cape Cod Light. The terms of the facility require DQSC to maintain certain financial performance ratios and contain limitations on investments, additional indebtedness, construction costs of new vessels and other capital expenditures.

In the first quarter of 2000 the then three existing Delta Queen vessels' lay-ups were completed at a cost of approximately $6.7 million, including capital expenditures, repairs and maintenance. These amounts were funded from working capital and the Delta Queen credit facility. For its most recent dry-docking, the S.S. Independence was out of service for 18 days beginning January 5, 2000. This dry-docking cost approximately $5.9 million, including capital expenditures, repairs and maintenance and was funded from cash on hand. In the first quarter of 2001 the regularly scheduled dry-docking of the Mississippi Queen and lay-ups of the other Delta Queen riverboats were completed at a cost of approximately $7.8 million, including capital expenditures, repairs and maintenance and was funded from cash on hand.

As of December 31, 2000, we complied with all covenants under our various debt agreements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Principal payments on long term debt due in 2001 amount to $15.8 million. Capital expenditures in 2001, including payments for vessels under construction, are expected to be approximately $308.5 million. We believe we will have adequate access to capital resources, both internally and externally, to meet our current short-term and long-term capital commitments and working capital needs. Such resources may include cash on hand, new borrowings from lenders, and the ability to secure additional financing through the capital markets. We continually evaluate opportunities to increase capacity at both Delta Queen and in Hawaii and to strategically grow our business. Although we believe that we have obtained sufficient equity and debt financing commitments from the capital markets, together with cash generated from operations, to satisfy our financial obligations relating to construction of the new vessels, there can be no assurance that the Company will be able to obtain additional financing, if necessary, at commercially acceptable levels to finance these projects and, if we so choose, to pursue strategic business opportunities. If we fail to obtain such financing, we may have to postpone or abandon some of our plans to increase capacity or pursue strategic growth opportunities.

Capacity in the Hawaii cruise market has more than doubled in 2001 due to the introduction of the ms Patriot and additional visits by foreign flagged ships. We have been discounting our Hawaii cruises as we absorb this increase in capacity. As a result, gross fare per diems in Hawaii for the first half of 2001 have declined by 24% as compared to the comparable period of a year ago.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
Total revenues were $221.6 million in 2000 compared to $208.7 million in 1999. Total revenue for 2000 represents a $10.3 million increase in fare revenues year over year and a $2.6 million increase in other revenues, primarily passenger air and onboard revenues. Fare per diems increased 3% year over year, while occupancy levels decreased from 99% in 1999 to 97% in 2000.

American Hawaii's fare revenues decreased by $1.2 million as a 5% increase in fare per diems was more than offset by a 9% decrease in passenger nights, due to the SS Independence being out of service for 18 days in January 2000. Delta Queen's fare revenues increased $6.8 million in 2000, primarily due to an increase in capacity from the late May Columbia Queen introduction, partially offset by a 1% decline in passenger nights at the other three riverboats. Fare per diems and occupancy levels for Delta Queen were flat in 2000 as compared to 1999. On December 9, 2000 the ms Patriot was introduced into service and contributed fare revenue of $4.7 million in 2000.

Consolidated cost of operations increased by $9.8 million, to $143.6 million in 2000 from $133.9 million in 1999. The increase is mainly due to the introduction of the ms Patriot in December 2000 and, to a lesser extent, the introduction of the Columbia Queen in May 2000. Operating costs were also negatively impacted by higher fuel costs, which increased by $2.3 million, or 49%, for vessels that were in service in 1999 and 2000.

Selling, general and administrative expenses ("SG&A") increased by $17.9 million, from $56.8 million in 1999 to $74.7 million in 2000. The increase is due primarily to $11.1 million in marketing expenses associated with vessels that were not yet in service during the year, as compared to $1.3 million of comparable expenses in 1999. The Company also incurred $5.1 million in start-up expenses, of which $4.3 million was related to the ms Patriot, $0.6 million was related to the Columbia Queen and $0.2 million was related to the new Delta Queen Coastal vessels. No start-up expenses were incurred in 1999. Excluding these start-up and marketing expenses, SG&A increased by $3.1 million. As a percent of total revenues, excluding start-up costs and marketing expenses for vessels not in service, SG&A decreased from 26.6% in 1999 to 26.4% in 2000.

The operating loss in 2000 was $13.1 million compared to an operating profit of $1.6 million in 1999. The change is mainly due to the increase in marketing expenses and start-up costs previously discussed, as well as the increase in fuel costs which negatively impacted gross margin.

Interest income increased by $3.9 million to $7.0 million in 2000, primarily due to income generated from debt proceeds held in escrow prior to being released for payments to shipyards.

Interest expense decreased from $7.5 million in 1999 to $3.6 million in 2000 as $11.7 million of interest that was capitalized in 2000, as compared to $2.3 million in 1999, was partially offset by interest from higher debt levels in 2000.

Income tax benefit increased from $1.0 million in 1999 to $3.6 million in 2000, due to higher pre-tax losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

On February 22, 2000 the Company completed an offering of $100 million of convertible 7% preferred securities of a subsidiary trust (see Note 7 to the Consolidated Financial Statements), resulting in accrued distributions and amortization of related financing costs of $6.2 million.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998 Consolidated revenues for 1999 increased $16.5 million to $208.7 million from $192.2 million for 1998. This represented an $11.3 million increase in fare revenues combined with a $5.2 million increase in other revenues. American Hawaii's fare revenues increased $3.8 million. Occupancy rates increased 6% to 106% while fare per diems of $183 were consistent with the prior year. Delta Queen's fare revenues increased $7.5 million. Occupancy rates increased 4 percentage points from 89% to 93% and fare per diems increased 5% to $268. As a result, consolidated fare per diems for 1999 increased 3% to $225. Of the $5.2 million increase in other revenues, $3.4 million was attributable to increases in passenger air and hotel revenue corresponding to the occupancy increase at both cruise lines. Air revenue per passenger night also increased due to higher air fares. As discussed below, the increase in air revenue was offset by a corresponding increase in related air expenses. American Hawaii's onboard revenue also increased by $1.8 million reflecting an 8% improvement in onboard revenue per passenger night combined with the 6% occupancy increase. As a result, consolidated total revenue per passenger night increased 3% to $316.

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

Consolidated SG&A expenses increased $12.5 million to $56.8 million for 1999 from $44.2 million in 1998. The increase reflects additional selling and marketing spending at both cruise lines during the year. Of the additional marketing spending, approximately $4.8 million was used to promote year 2000 sailings, whereas in the prior year, approximately $0.7 million was incurred for 1999 sailings. The third quarter of 1999 included marketing expenses for the Columbia Queen amounting to $1.3 million, with no comparable expenses in 1998. The remainder of the increase is mainly attributable to salary and benefits associated with new personnel hired during 1999 in connection with our capacity expansion efforts.

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

Income tax benefit was $1.0 million in 1999 as compared to income tax expense $0.1 million in 1998 due to a pre-tax loss of $2.8 million in 1999, while 1998 had pre-tax income of $0.3 million.

RESCISSION  OF ACCOUNTING METHOD
On November 2, 1999 we announced that we had rescinded our prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs", relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Under SOP 93-7, we deferred recognition of direct response advertising costs related to direct response advertising efforts for future cruises. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. We rescinded our adoption of SOP 93-7 due to difficulties we encountered in implementing the new method. In rescinding SOP 93-7, we returned to our prior method of recognizing expenses for direct response advertising costs

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

when those costs are incurred. As a result of the rescission of SOP 93-7, we restated our earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to our previously reported loss of $4.5 million, or ($0.32) per share. We also restated our earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share, compared to our previously reported earnings of $2.4 million, or $0.13 per share. As previously disclosed, the Securities and Exchange Commission has been conducting an informal investigation into our adopting and then rescinding the AICPA's Statement of Position 93-7 relating to the deferral of direct response advertising costs. While the SEC has not brought any formal proceedings against us, it is possible that the SEC's informal inquiry or a subsequent formal inquiry or proceeding could result in sanctions or orders against us. We cannot predict at this time whether any such sanctions would have a material impact.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS No. 133, until fiscal years beginning after June 15, 2000. At December 31, 1999, December 31, 2000 and February 28, 2001 the Company had no derivative financial instruments, nor does it engage in any hedging activities. Therefore, SFAS No. 133 is not expected to have a material impact on its results of operations or financial position. Should the Company elect to engage in derivative and hedging activities in the future, the impact of SFAS No. 133 on the consolidated financial statements would depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

OTHER MATTERS
On September 8, 2000 the Company announced its intention to relocate its corporate and operational headquarters, from Chicago, IL and New Orleans, LA respectively, to a new leased facility which is being constructed in Sunrise, FL. In connection with the move, the Company is eligible to receive economic incentives from the State of Florida, Broward County and the City of Sunrise of up to $4.2 million once certain conditions are met. The economic benefits to be received by the Company include tax refunds beginning in 2002 under Florida's Qualified Target Industry Tax (QTI) Refund Program, state job training funds and certain cash grants approved by the local municipalities. These benefits will be recognized as they are earned. Construction of the new facility is expected to be completed in November 2001 and the relocation is expected to be largely complete by early 2002. The Company has offered to relocate most employees to the new location but the number of employees intending to relocate is largely undetermined as of December 31, 2000. The Company will incur severance and retention costs pertaining to those employees choosing not to relocate (see Note 14 to the Consolidated Financial Statements). The Company also expects to incur employee relocation costs and additional relocation expenses to move equipment and furniture, which will be expensed as incurred. As of December 31, 2000 the Company has not recognized any expense for relocation of employees or Company assets, but has recognized $0.6 million in severance expenses for employees who have communicated to the Company in writing their intention not to relocate. The Company may also incur lease termination expenses or a write-off of leasehold improvements if it elects to vacate its Chicago or New Orleans facilities. At this time the Company has not determined whether it will completely vacate these facilities and therefore is unable to determine the potential costs, if any, it will incur in connection with terminating the leases or writing off the leasehold improvements.

On February 20, 2001, the ms Patriot returned to its home port so that a thrust bearing in the vessel's generator drive train could be replaced. This resulted in refunds issued to passengers of approximately $1.6 million, and travel credits for a future cruise expected to cost approximately $0.5 million. The S.S. Independence will undergo an unscheduled dry-dock beginning March 24, 2001 to repair its bow thruster. The vessel is expected to be out of service for a period of seven days, and the expected cost of the repairs is expected to be between $400,000 and $500,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates which affects us directly in our borrowing activities. At December 31, 2000, the Company's outstanding variable rate debt had a carrying value of $229.8 million. The Company also had cash and cash equivalents of $165.0 million. The company invests its excess cash in highly liquid short-term investments. A hypothetical instantaneous 100 basis point change in interest rates from their levels of December 31, 2000 would impact the earnings and cash flows of the Company by approximately $1.1 million.

On January 31, 2001, the Company issued $50 million of one-year notes, which bear interest at LIBOR minus 0.10%.and used $25 million of the proceeds to retire previously issued notes which were due on January 31, 2001. We will be issuing up to $950 million in additional debt related to our shipbuilding program for the Hawaii cruise vessels. This debt will be subject to the prevailing market conditions at the time it is issued. The Company does not employ any interest rate hedging techniques to manage interest rate risk, nor does it hold or issue any derivative or other financial instruments for trading purposes. Should we commence using interest rate hedging techniques, we may not be successful in reducing or eliminating our interest rate risk in the future.

Other market risks to which we are exposed relate to bunker and diesel fuel and food commodity prices, which we do not typically manage through the use of financial instruments. Increases in food and fuel commodity prices could materially affect our operating results. In the year 2000, the Company's bunker and diesel fuel costs amounted to 3.6% of total revenues, as compared to 2.2% of revenues in 1999. Food costs did not materially change as percentage of revenues in 2000 as compared to 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                           Number
                                                                                          -------
        Independent Auditors' Report...................................................      25
        Consolidated Financial Statements
             Consolidated Balance Sheets...............................................      26
             Consolidated Statements of Operations.....................................      27
             Consolidated Statements of Cash Flows.....................................      28
             Consolidated Statements of Changes in Stockholders' Equity................      29
             Notes to Consolidated Financial Statements................................      30
             Financial Statement Schedules
                 Schedule I - Condensed Financial Information of Registrant............      44
                 Schedule II - Valuation and Qualifying Accounts.......................      48

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
American Classic Voyages Co.

We have audited the accompanying consolidated balance sheets of American Classic Voyages Co. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of management of American Classic Voyages Co. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Classic Voyages Co. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               /s/ KPMG LLP

                                                                   KPMG LLP



Chicago, Illinois
February 27, 2001

                          AMERICAN CLASSIC VOYAGES CO.
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands except shares and par value)


                                                                                                               December 31,
                                                                                                        2000                1999
                                                                                                      -----------------------------
ASSETS
Cash and cash equivalents ..................................................................          $  52,073           $  42,399
Restricted short-term investments ..........................................................             62,954                 289
Marketable securities ......................................................................              7,843                  --
Accounts receivable ........................................................................              4,552               1,205
Inventory ..................................................................................              5,417               2,529
Prepaid air tickets ........................................................................              3,646               1,930
Prepaid expenses and other current assets ..................................................              4,814               3,491
                                                                                                      -----------------------------
     Total current assets ..................................................................            141,299              51,843
                                                                                                      =============================

Property and equipment, net (Note 3) .......................................................            320,657             150,797
Vessels under construction (Notes 4 and 8) .................................................            258,467              74,601
Deferred income taxes, net (Note 10) .......................................................             19,744              12,446
Other assets ...............................................................................             12,448               4,303
                                                                                                      -----------------------------
     Total assets ..........................................................................          $ 752,615           $ 293,990
                                                                                                      =============================
LIABILITIES
Accounts payable ...........................................................................             41,930           $  14,534
Other accrued liabilities ..................................................................             28,581              23,712
Notes payable, current portion (Note 5) ....................................................            100,000                  --
Current portion of long-term debt ..........................................................             15,768               4,100
Unearned passenger revenues ................................................................             49,413              41,381
                                                                                                      -----------------------------
     Total current liabilities .............................................................            235,692              83,727

Notes payable, non current portion (Note 5) ................................................             25,000                  --
Long-term debt, less current portion (Note 6) ..............................................            218,420              80,463
                                                                                                      -----------------------------
     Total liabilities .....................................................................          $ 479,112           $ 164,190
                                                                                                      =============================

Convertible preferred securities of a subsidiary trust holding solely 7%
convertible subordinated debentures of the Company (Note 7) ................................          $ 100,000           $      --
                                                                                                      =============================

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 9)
Preferred stock, $0.01 par value (10,000,000 and 5,000,000 shares
   authorized, respectively; none issued and outstanding) ..................................          $      --           $      --
Common stock, $0.01 par value (100,000,000 and 40,000,000 shares authorized, respectively; 20,969,183 and 18,602,206 shares issued and
   outstanding, respectively) ..............................................................                210                 187

Additional paid-in capital .................................................................            204,555             151,094
Accumulated deficit ........................................................................            (29,645)            (19,573)

Common stock in treasury, at cost (51,000 shares) ..........................................               (757)               (757)

Unearned restricted stock and stock units ..................................................               (860)             (1,151)
                                                                                                      -----------------------------
     Total stockholders' equity ............................................................            173,503             129,800
                                                                                                      -----------------------------
     Total liabilities and stockholders' equity ............................................          $ 752,615           $ 293,990
                                                                                                      =============================



 The accompanying notes are an integral part of these consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                                                Years Ended December 31,
                                                                                       2000               1999              1998
                                                                                    -----------------------------------------------
Revenues ..................................................................         $ 221,625          $ 208,717          $ 192,225

Cost of operations (exclusive of depreciation shown below) ................           143,617            133,863            125,595
                                                                                    -----------------------------------------------

Gross profit ..............................................................            78,008             74,854             66,630

Selling, general and administrative expenses ..............................            74,745             56,765             44,232
Depreciation expense ......................................................            16,369             16,440             16,912
                                                                                    -----------------------------------------------

Operating (loss) income ...................................................           (13,106)             1,649              5,486

Interest income ...........................................................             7,025              3,102              1,117
Interest expense and other financing costs ................................             3,612              7,549              6,639
Accrued  distributions on convertible preferred securities and
related financing costs ...................................................             6,247                 --                 --
Other (income) expense ....................................................                18                (10)              (300)
                                                                                    -----------------------------------------------
Income (loss) before income taxes .........................................           (15,958)            (2,788)               264

Income tax expense (benefit) ..............................................            (5,886)            (1,038)               107
                                                                                    -----------------------------------------------

Net income (loss) .........................................................         $ (10,072)         $  (1,750)         $     157
                                                                                    ===============================================
PER SHARE INFORMATION
Basic:
     Weighted-average shares outstanding ..................................            20,621             17,167             14,137
     Earnings (loss) per share ............................................         $   (0.49)         $   (0.10)         $    0.01

Diluted:
     Weighted-average shares outstanding ..................................            20,621             17,167             14,777
     Earnings (loss) per share ............................................         $   (0.49)         $   (0.10)         $    0.01


The accompanying notes are an integral part of these consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                Years Ended December 31,
                                                                                     2000                1999               1998
                                                                                  -------------------------------------------------
OPERATING ACTIVITIES
     Net (loss) income .................................................          $ (10,072)          $  (1,750)          $     157

ADJUSTMENTS TO RECONCILE
NET (LOSS) INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
     Depreciation expense ..............................................             16,369              16,440              16,912
     Gain on sale of assets ............................................                 --                  --                (300)
     Changes in certain working
         capital accounts and other
              Accounts receivable ......................................             (3,347)                784                (690)
              Accounts payable .........................................             13,424               1,039                (789)
              Other accrued liabilities ................................              5,015               8,210                (529)
              Other assets .............................................             (5,798)             (1,050)               (258)
              Unearned passenger revenues ..............................              8,032               2,084               5,584
              Prepaid expenses and other ...............................             (5,927)              1,103              (1,563)
                                                                                  -------------------------------------------------
     Net cash provided by operating activities .........................             17,696              26,860              18,524
                                                                                  -------------------------------------------------

INVESTING ACTIVITIES
     (Increase) decrease in restricted investments .....................            (62,665)               (229)                265
     Capital expenditures ..............................................           (356,123)            (79,866)             (8,789)
     Proceeds from sale of assets ......................................                 --                  --                 300
     Purchase of marketable securities .................................             (7,843)                 --                  --
                                                                                  -------------------------------------------------
     Net cash used in investing activities .............................           (426,631)            (80,095)             (8,224)
                                                                                  -------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from borrowings ..........................................            302,200              12,200                  --
     Repayments of borrowings ..........................................            (27,575)             (9,125)             (4,100)
     Issuance of convertible preferred securities of
     subsidiary trust ..................................................            100,000                  --                  --
     Purchase of common stock ..........................................                 --                  --                (757)
     Issuance of common stock, net of issuance costs ...................             53,629              68,697               2,907
     Deferred financing fees ...........................................             (9,645)             (3,142)               (533)
                                                                                  -------------------------------------------------
     Net cash provided by (used in) financing activities ...............            418,609              68,630              (2,483)
                                                                                  -------------------------------------------------

     Increase in cash and cash equivalents .............................              9,674              15,395               7,817
     Cash and cash equivalents, beginning of period ....................             42,399              27,004              19,187
                                                                                  -------------------------------------------------
     Cash and cash equivalents, end of period ..........................          $  52,073           $  42,399           $  27,004
                                                                                  =================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest (net of capitalized interest) ........................          $      --           $   4,189           $   6,438
         Income taxes ..................................................          $     177           $     258           $     232


The accompanying notes are an integral part of these consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                                         Unearned         Total
                                                Common      Additional    Accumulated     Treasury   Restricted Stock  Stockholders'
                                                 Stock    Paid-in Capital   Deficit         Stock    And Stock Units     Equity
                                               ---------  --------------- -----------     ---------  ----------------  ------------
Balance, December 31, 1997 .................   $     140     $  77,059     $ (17,980)     $      --      $     (90)     $  59,129
Net income .................................          --            --           157             --             --            157
Stock units earned .........................          --            --            --             --             90             90
Stock units issued to Directors, net .......          --           138            --             --           (107)            31
Stock issued under option and
benefit plans ..............................           3         3,254            --             --             --          3,257
Purchase of treasury stock .................          --            --            --           (757)            --           (757)
                                               ---------     ---------     ---------      ---------      ---------      ---------
Balance, December 31, 1998 .................         143        80,451       (17,823)          (757)          (107)        61,907
Net loss ...................................          --            --        (1,750)            --             --         (1,750)
Stock units earned .........................          --            --            --             --            107            107
Stock units issued to Directors, net .......          --           205            --             --           (103)           102
Restricted stock grant .....................          --         1,397            --             --         (1,048)           349
Stock issued under option and
benefit plans ..............................           4         4,336            --             --             --          4,340
Stock offering, net of expenses ............          40        63,464            --             --             --         63,504
Tax  benefit  from  exercise of stock
options ....................................          --         1,241            --             --             --          1,241
                                               ---------     ---------     ---------      ---------      ---------      ---------
Balance, December 31, 1999 .................         187       151,094       (19,573)          (757)        (1,151)       129,800
Net loss ...................................          --            --       (10,072)            --             --        (10,072)
Stock units earned .........................          --            --            --             --            103            103
Stock units issued to Directors, net .......          --           377            --             --           (161)           216
Restricted stock grant vesting .............          --            --            --             --            349            349
Stock issued under option and
benefit plans ..............................           3         5,435            --             --             --          5,438
Stock offering, net of expenses ............          20        46,709            --             --             --         46,729
Tax benefit from exercise of stock
options ....................................          --           940            --             --             --            940
                                               ---------     ---------     ---------      ---------      ---------      ---------
Balance, December 31, 2000 .................   $     210     $ 204,555     $ (29,645)     $    (757)     $    (860)     $ 173,503
                                               =========     =========     =========      =========      =========      =========


The accompanying notes are an integral part of these consolidated Financial Statements.

                          AMERICAN CLASSIC VOYAGES CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
American Classic Voyages Co., ("the Company") through its subsidiaries, operates three cruise lines under the names of The Delta Queen Steamboat Co., American Hawaii Cruises and United States Lines. The Delta Queen Steamboat Co., through its subsidiaries, owns and operates the American Queen, Mississippi Queen, Delta Queen and Columbia Queen riverboats, which conduct overnight cruise operations on certain U.S. inland waterways. Great Hawaiian Cruise Line, Inc., doing business as American Hawaii Cruises, through its subsidiaries, owns and operates the S.S. Independence steamship providing overnight cruises among the Hawaiian Islands. Project America Inc., doing business as United States Lines ("USL"), through its subsidiaries, owns and operates the ms Patriot, which also provides overnight cruises among the Hawaiian Islands. USL will also operate the new Hawaii vessels currently under construction. Ocean Development Company, a wholly owned subsidiary of Project America Inc., oversees the design and construction of new vessels.

PRINCIPLES OF CONSOLIDATION
The accompanying Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

RESTRICTED SHORT-TERM INVESTMENTS
At December 31, 2000 and 1999, restricted short-term investments primarily reflect proceeds from debt issuances that have been placed in escrow accounts and are related to the construction of new vessels.

MARKETABLE SECURITIES
Unrestricted short-term investments which are held to maturity and mature in less than one year are classified as marketable securities.

INVENTORIES
Inventories consists of provisions, supplies, fuel and gift shop merchandise carried at the lower of cost (weighted-average) or market.

PREPAID AIR TICKETS
Prepaid air tickets consist of air tickets purchased by the Company and resold to passengers in advance of sailings.

PROPERTY AND EQUIPMENT
Property and equipment primarily consists of vessels and leasehold improvements which are recorded at cost. Construction-in-progress represents expenditures for the vessels under lay-up and/or dry-dock. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets ranging from 3 to 40 years. Lay-up and dry-dock expenditures relating to vessel improvements or betterments are capitalized. In addition, lay-up and dry-dock expenditures relating to cleaning, repairs and maintenance are accrued evenly over the period to the next scheduled lay-up and/or dry-dock and are based on the best available estimate of total costs. The accrual for these costs is included in other accrued liabilities and was $4.0 and $5.1 million at December 31, 2000 and 1999 respectively.

For vessels acquired and put into service in 2000, transportation, renovation and other costs necessary for placing the vessels into service have been capitalized as part of the cost of the asset. Depreciation of these vessels reflects the estimated salvage values based on the expected recoverable amounts at the end of their depreciable lives.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

VESSELS UNDER CONSTRUCTION
Vessels under Construction consists mainly of payments to shipyards as part of the Company's various new shipbuilding programs (see note 4 for further information). Additional capitalized costs include furniture, fixtures and equipment, technical design, engineering, and architectural fees and owner supplied items. Interest costs associated with the vessels under construction are capitalized during the construction period and were $11.7 million and $2.3 million for the years ended December 31, 2000 and 1999 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed their fair value.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between carrying amounts and the tax bases of assets and liabilities.

REVENUE AND EXPENSE RECOGNITION
The Company generally receives passenger fares up to 60 days prior to the cruise date, which are recorded as a liability for unearned passenger revenue. The liability is recognized as revenue on a pro-rata basis during the associated cruise. The Company is self-insured in respect of guaranteeing the Company's passenger cruise deposits. Revenues from the sale of airline tickets and land packages are recorded at the gross amount billed to customers when earned, with their corresponding costs included in cost of operations. Advertising costs are expensed as incurred except for brochure costs, which result in tangible assets. Brochure costs are recorded as prepaid expenses and charged to expense as consumed.

EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of weighted-average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from earnings per share.

Following is a reconciliation of the shares used in calculating basic and dilutive earnings per share (in thousands):

                                             2000       1999        1998
                                          ==================================
    Weighted-average common shares
    outstanding                             20,621     17,167      14,137
    Effect of dilutive securities -
    options and stock units                   ----       ----         640
                                          ----------------------------------
    Weighted-average common
    equivalent shares outstanding -
    assuming dilution                       20,621     17,167      14,777
                                          ==================================

As the Company reported net losses for the years ended December 31, 2000 and 1999, diluted earnings per share was computed in the same manner as basic earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include restricted short-term investments, marketable securities, accounts receivable, accounts payable, short-term notes payable, long-term debt and convertible preferred securities of a wholly owned subsidiary trust ("trust preferred securities"). At December 31, 2000 and 1999, the fair values of all financial instruments, with the exception of the trust preferred securities, were not materially different from their carrying or contract values. See Note 7 to the Consolidated Financial Statements for the fair value of these securities.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

STOCK-BASED COMPENSATION PLANS
The Company accounts for its stock -based compensation plans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted under this statement, the Company has chosen to apply the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 9 for the pro forma effect of the fair value accounting method, as defined in SFAS No. 123.

OPERATING SEGMENTS
The nature of the Company's operations are such that the Company operates as a single business segment under the standards set forth in SFAS No. 131.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS No. 133, until fiscal years beginning after June 15, 2000. As of December 31, 1999, December 31, 2000 and February 28, 2001 the Company had no derivative financial instruments and did not engage in hedging activities. Therefore, SFAS 133 is not expected to have a material impact on its results of operations or financial position. Should the Company elect to engage in derivative and hedging activities in the future, the impact of SFAS No. 133 on the consolidated financial statements would depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

RISKS AND UNCERTAINTIES
The Company is subject to varying degrees of risk and uncertainty. The Company insures its vessels and other business assets against insurable risks in a manner it deems appropriate. The Company believes that there is no concentration of risk with any single customer. See Note 8 for a discussion of concentration of risk for suppliers, or a small group of suppliers, whose failure or non-performance would materially affect the Company's results.


NOTE 2.  SHIP ADDITIONS

Under the terms of an agreement finalized on October 15, 1999, the Company acquired on October 18, 2000 the ms Nieuw Amsterdam from Holland America Line ("HAL") for $114.5 million. Upon taking delivery of the vessel, the Company renamed it the ms Patriot and is operating it as a 1,212-passenger U.S.-flagged vessel serving the Hawaiian market. The purchase price was financed with $30 million of proceeds from the issuance of Trust Preferred Securities (see Note 7) and an $84.5 million promissory note issued to HAL by the Company (see Note 6). The Company also incurred $20.4 million in renovation, refurbishment and other capital expenditures necessary to ready the vessel for service. This amount was funded from operating cash flow. The vessel was placed into service on December 9, 2000. The promissory note bears interest at a floating rate equal to the prevailing prime rate, which was 9.5% at the time of purchase. The ms Patriot is the first ship that the Company intends to operate under the United States Lines brand name.

In May 1999 the Company acquired a riverboat originally built for the casino trade. The Company paid $3.2 million to acquire the vessel and incurred $32.8 million and $8.1 million of costs in 2000 and 1999 respectively, including capitalized interest, to convert the ship into an overnight passenger vessel with 157 passenger berths. The vessel entered service on May 27, 2000 and operates weekly cruise vacations out of Portland, Oregon on the Columbia River system. The conversion was financed primarily through borrowings on the Company's revolving credit facility and through the Company's operating cash flow.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)


NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consists of (in thousands):
                                                        December 31,
                                                    2000            1999
                                              ---------------------------------
     Vessels                                    $   408,598      $   222,666
     Buildings and leasehold improvements             8,086            7,779
     Construction-in-progress                         1,407            3,278
     Other                                           10,971            9,122
                                              ---------------------------------
                                                    429,062          242,845
     Less accumulated depreciation                 (108,405)         (92,048)
                                              ---------------------------------
                                                $   320,657      $   150,797
                                              =================================


NOTE 4. VESSELS UNDER CONSTRUCTION

The Vessels under Construction balance includes payments to shipyards, design and engineering fees, construction management and oversight costs, various owner-supplied items and capitalized interest. There are four vessels under construction as of December 31, 2000. See Note 8 for further information.

Vessels under construction consists of the following (in thousands):
                                                        December 31,
                                                    2000            1999
                                              ---------------------------------
     New Hawaii Ship #1                         $   175,223      $  54,333
     New Hawaii Ship #2                              27,624          1,471
     cv Cape May Light                               30,479          5,067
     cv Cape Cod Light                               25,141          2,296
     Columbia Queen                                      --         11,280
     ms Patriot                                          --            154
                                              ---------------------------------
                                                $   258,467      $  74,601
                                              =================================

The balance for the ms Patriot in 1999 consisted of design and engineering fees and various owner supplied items which were purchased in advance of taking delivery of the ship.


NOTE 5. NOTES PAYABLE

On April 8, 1999, the Company received a commitment from the Maritime Administration ("MARAD") for up to $1.1 billion in financing guarantees. The commitment amount represents 87.5% of the estimated total cost of the initial two Hawaii vessels (see Note 8), including shipyard costs, design and engineering fees and capitalized interest.

During 2000, the Company issued $125 million of MARAD-guaranteed notes pertaining to the construction of the first Hawaii vessel as follows:

- February 10, $25 million bearing interest at LIBOR minus 0.05%, due January 31, 2001
-    August 10, $50 million bearing interest at LIBOR minus 0.05%, due
     July 31, 2001
- November 9, $50 million bearing interest at LIBOR minus 0.10%, due October 31, 2001.

The Company intends to refinance all of these notes on or before the maturity date. On January 31, 2001 the Company issued an additional $50 million of notes guaranteed by MARAD bearing interest at LIBOR minus 0.10%. Interest is payable quarterly and the principal amount is due on January 31, 2002. A portion of the proceeds from this issuance was used to pay down the $25 million note due January 31, 2001. Thus, at December 31, 2000 the $25 million note is shown as a non-current liability in the Company's consolidated financial statements. The weighted average interest rates of the notes issued February 10, August 10, and November 9, 2000 were 6.45%, 6.67% and 6.66% respectively.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)


NOTE 6. LONG-TERM DEBT

Long-term debt consisted of (in thousands):

                                                                                       December 31,
                                                                                     2000       1999
                                                                                -----------------------
U.S. Government Guaranteed Ship Financing Note, American Queen Series,
  LIBOR+0.25% floating rate notes due semi-annually beginning February 24, 1996
  through August 24, 2005......................................................... $ 11,961   $ 14,385
U.S. Government Guaranteed Ship Financing Bond, American Queen Series, 7.68%
  fixed rate, sinking fund bonds due semi-annually beginning February 24, 2006
  through June 2, 2020............................................................   36,198     36,198
U.S. Government Guaranteed Ship Financing Note, Independence Series A,
  LIBOR+0.27% floating rate notes due semi-annually beginning June 7, 1996
  through December 7, 2005........................................................    6,604      7,926
U.S. Government Guaranteed Ship Financing Bond, Independence Series A, 6.84%
  fixed rate, sinking fund bonds due semi-annually beginning June 7, 2006
  through December 7, 2015........................................................   13,215     13,215
U.S. Government Guaranteed Ship Financing Note, Independence Series B,
  LIBOR+0.27% floating rate notes due semi-annually beginning December 7, 1996
  through December 7, 2005........................................................    1,770      2,124
U.S. Government Guaranteed Ship Financing Bond, Independence Series B, 7.46%
  fixed rate, sinking fund bonds due semi-annually beginning June 7, 2006
  through December 7, 2015........................................................    3,540      3,540
U.S. Government Guaranteed Ship Financing Bond, Cape May Series, 7.25% fixed rate, sinking fund bonds due semi-annually beginning no later than
  October 16, 2002 through April 16, 2027.........................................   37,900         --
U.S. Government Guaranteed Ship Financing Bond, Cape Cod Series, 7.25% fixed rate, sinking fund bonds due semi-annually beginning no later than October
  16, 2002 through April 16, 2027.................................................   38,500         --
Patriot promissory note, floating prime rate due semi-annually beginning March
  31, 2001 with a final payment of $23.7 million due on January 18, 2007..........   84,500         --
Revolving credit facility (maximum availability of $30 million at December 31,
  2000 and $70 million at December 31, 1999)......................................       --      7,175
                                                                                  ---------------------
                                                                                    234,188     84,563
Less current portion..............................................................   15,768      4,100
                                                                                  ---------------------
                                                                                   $218,420   $ 80,463
                                                                                  =====================

The American Queen Series, the Independence Series A and B, Cape May Series and Cape Cod Series debt are guaranteed by the U.S. Government through MARAD and are secured by first mortgages on the American Queen, the S.S. Independence, Cape May Light and Cape Cod Light, respectively. These Series contain various covenants which, among other things, require the maintenance of certain financial ratios measured at the end of each year. On October 16, 2000 the Company issued $37.9 million and $38.5 million of long-term bonds to finance construction of the cv Cape May Light and cv Cape Cod Light respectively (see
Note 8). Semi-annual principal payments commence six months after delivery of the ships. The bonds are guaranteed by MARAD pursuant to a commitment received by the Company from MARAD on March 31, 2000 for financing guarantees pertaining to the two ships.

On October 18, 2000 the Company acquired the ms Nieuw Amsterdam from Holland America Line ("HAL") for $114.5 million (see Note 2). In connection with the purchase, the Company issued to HAL an $84.5 million promissory note. The promissory note bears interest at a floating rate equal to the prevailing prime rate, and is payable monthly in arrears. Principal paydowns of $5.1 million are scheduled for each March 31st and September 30th, beginning with March 31, 2001, with a final payment of $23.7 million due on January 18, 2007.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

In the third quarter of 2000 DQSC, as borrower, amended its credit facility with The Chase Manhattan Bank, as agent, and several participant banks (the "Chase Facility"). The Company has a maximum of $30 million available to it in the form of revolving credit loans until the maturity date of the facility, which is September 13, 2001. Any loans outstanding on the maturity date are converted to non-amortizing term loans which mature September 13, 2002. Borrowings under the amended facility bear interest at a rate, at the option of the Company, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 0.75%, or (2) LIBOR plus a margin ranging from 1.50% to 1.75%. The Company is also required to pay an unused commitment fee at a rate of 0.50% per annum.

The Chase Facility will be used for general corporate purposes. The amended facility is guaranteed by AMCV and secured by all of the assets of DQSC except the American Queen, Cape May Light and Cape Cod Light and has various limitations and restrictions on investments, additional indebtedness, the construction costs of the new vessels, and other capital expenditures. DQSC is required to comply with certain financial covenants, including maintenance of minimum interest coverage ratios and maximum leverage ratios, as defined.

Maturities of long-term debt during the next five years ending December 31, 2001 through 2005 are $15,768,000, $17,296,000, $17,296,000, $17,296,000 and
$17,131,000 respectively

As of December 31, 2000, the Company was in compliance with all covenants under its various debt agreements.


NOTE 7. TRUST PREFERRED SECURITIES

On February 22, 2000, AMCV Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, completed an offering of 2,000,000 convertible preferred securities ("trust preferred securities"). Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of the Company's common stock. All outstanding preferred securities are redeemable by the Company upon maturity of the debentures issued to the trust, which is on February 15, 2015, or upon early redemption. The outstanding preferred securities may be redeemed for cash at the Company's option on or after February 19, 2003. The Trust used the proceeds of its offering to purchase certain junior convertible subordinated debentures from the Company, which now comprise the sole assets of the Trust. The net proceeds to the Company, after underwriting fees and other costs, were approximately $96.3 million. A portion of the proceeds were used to fund the $30 million letter of credit facility related to the ms Nieuw Amsterdam purchase (see Notes 2 and 8) and to pay down outstanding amounts on the Chase credit facility. The underwriters' overallotment option of 300,000 additional trust preferred securities was not exercised. The fair value of these securities at December 31, 2001, based on quoted market prices, was $27.75 per security, or $55.5 million.


NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under operating leases. The Company currently leases approximately 21,000 square feet from a partnership controlled by an affiliated company, at an annual rate of approximately $100,000. In addition, the Company's mainland operations facility in New Orleans is maintained pursuant to an assignment from local authorities. The Company paid approximately $171,000, $168,000 and $165,000 under this arrangement for the years ended December 31, 2000, 1999 and 1998 respectively. This arrangement may be terminated at any time by the local authorities upon determination that a superior maritime use is deemed to exist. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $912,000, $662,000 and
$842,000, respectively.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

As of December 31, 2000 the Company is obligated to make minimum rental payments under all operating leases through 2016, excluding assignment payments, as follows:

          (in thousands)
          2001                  $    1,416
          2002                       2,379
          2003                       2,562
          2004                       2,475
          2005                       2,247
          thereafter                28,678
                               ------------
                                $   39,757
                               ============

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the outcome of such litigation will not have a material effect on the results of operations or financial position of the Company as most is covered by insurance, net of a deductible.

HAWAII VESSELS
On March 9, 1999, the Company executed definitive agreements with Ingalls Shipbuilding, Inc. to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each. The contract provides that Ingalls Shipbuilding deliver the first new ship in January 2003 and the second ship in January 2004. We currently estimate the new Hawaii cruise ships to cost approximately $495 million each, including the cost of furnishings, fixtures and equipment, as well as design, engineering and architectural fees, but excluding capitalized interest. Ingalls Shipbuilding is claiming that the Company should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. The Company believes that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted, and the Company intends to assert its rights under the original provisions of the contract. In addition, the shipbuilding contract provides the Company an option to build up to four additional vessels. The estimated contract price of the first option vessel is $487 million and the contract price for the subsequent option vessels will be negotiated between the parties. Ingalls Shipbuilding will provide a limited warranty for the design, material, and workmanship of each vessel for one year after delivery.

COASTAL VESSELS
We are constructing two new coastal cruise vessels for our Delta Queen Coastal Voyages line at Atlantic Marine, Inc. of Jacksonville, Florida. We expect each vessel to have a total project cost, including furnishing, fixtures and equipment, of approximately $40 million to $42 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 224 passengers. The first vessel, the cv Cape May Light, is scheduled to be delivered in April 2001. The second vessel, the cv Cape Cod Light, is expected to be delivered in the third quarter of 2001. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery.

STOCK APPRECIATION UNITS
In 1999, the Company finalized an agreement with Holland America Line ("HAL") to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required the Company to make an earnest money deposit of $30 million by January 17, 2000. The Company arranged for an unsecured letter of credit facility with The Chase Manhattan Bank for up to $30 million and satisfied the deposit requirement by posting a letter of credit for $30 million.

In 1999, persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), the Company's largest stockholder, guaranteed the letter of credit facility for the Company with The Chase Manhattan Bank ("Chase") for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, the Company paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in the Company's common stock above $21.90 per share. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, the Company deposited $30 million into a cash collateral account with Chase from proceeds received by the Company from the securities offering discussed in Note 7, thereby terminating the Equity guarantee. The Company has the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The price of the Company's right to retire Equity's stock appreciation units was $11 per unit if the

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

Company retired the units by October 15, 2000, $13 per unit if the Company retires the units by October 15, 2001, and $15 per unit if the Company retires the units by October 15, 2002. If the Company does not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of the Company's common stock at such time.

After giving consideration to the Company's then current stock price and other factors, the Company decided not to exercise its right to retire Equity's vested stock appreciation units by October 15, 2000. Accordingly, the Company accrued an additional $2 per vested unit, or $0.6 million, which was charged to other financing costs on that date. On or before the next two anniversary dates of the issuance of Equity's stock appreciation units, the Company will evaluate whether to exercise its right to retire the units based on the Company's then current stock price, its liquidity and other factors. It is currently the Company's intent to retire Equity's stock appreciation units prior to October 15, 2002.


NOTE 9. STOCKHOLDERS' EQUITY

COMMON STOCK OFFERINGS
In the second quarter of 1999, the Company completed a public offering of an additional 4,025,000 shares of common stock. The net proceeds to the Company, after issuance costs, of $63.5 million were used for construction of the initial Hawaii vessel.

On February 22, 2000, the Company completed an offering of an additional 2,000,000 shares of common stock. The net proceeds to the Company, after issuance costs, were $46.7 million and are being used for the construction of the second Hawaii vessel. The underwriters' overallotment option of 300,000 additional shares was not exercised.

RESTRICTED STOCK
In February 1999 the Company reserved and set aside 72,122 shares of restricted common stock as compensation for a key salaried employee. Issuance and sale of these shares is restricted prior to the employee's retirement from the Company. Unearned compensation was recorded at the date of the restricted stock award based on the market value of shares. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized to expense over a four- year vesting period, which began in July 1999.

EMPLOYEE STOCK PURCHASE PLAN
The American Classic Voyages Co. 1995 Employee Stock Purchase Plan (the "ESP Plan") allows eligible employees to purchase common stock of the Company, through payroll deductions, at a discounted price from the market price. The purchase price under the ESP Plan is deemed to be 85% of the lesser of (i) the market value of the Company's common stock on the last business day of the offering period or (ii) the greater of (a) the average market value during the offering period and (b) the market value on the first business day of the offering period. There is a maximum of 500,000 shares authorized under the ESP Plan. There were 11,113, 9,749 and 11,622 shares issued during 2000, 1999 and 1998 respectively, at an average price of $14.86, $17.41 and $13.38 per share for 2000, 1999 and 1998 respectively. At December 31, 2000, approximately 440,000 shares were available for offering under the ESP Plan.

STOCK-BASED COMPENSATION PLANS
The Company granted, as of January 1, 1992, fully vested options to the Company's then senior executive officers, to purchase shares of common stock, in lieu of bonus payments (the "Executive Stock Option Plan"). These options are exercisable, in whole or in part, at any time prior to January 2, 2002, at an exercise price of $3.25 per share.

The Company adopted the 1992 Stock Option Plan effective January 2, 1992 (the "1992 Plan") and the 1999 Stock Option Plan effective June 24, 1999 (the "1999 Plan"). Pursuant to the 1992 and 1999 Plans, certain officers, directors, key employees, and consultants will be offered the opportunity to acquire shares of the Company's common stock via stock option grants. In addition, the 1992 Plan provides for the granting of stock units. The exercise price of options granted under the 1992 and 1999 Plans cannot be less than the fair market value of the Company's common stock at the date of grant. As of December 31, 2000, 2,174,130 and 2,965,167 shares of the Company's common stock have been reserved for issuance under the 1992 Plan and 1999 Plan respectively. Options granted under the 1992 and 1999 Plans generally vest over a three-year period and expire 10 years from the date of grant. The per share weighted-average fair value of stock options granted during

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

2000, 1999, and 1998 was $9.86, $9.21 and $7.86 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998 respectively: expected volatility of 52%, 50% and 53%, risk-free interest rates of 6.2%, 6.3% and 4.6%, expected lives of three years and dividend yield of 0% for all years.

In 2000, 1999 and 1998, under the terms of the 1992 Plan, the Company paid each non-employee director stock units as an annual retainer. The stock units in general vest at a rate of 25% on the first day of each calendar quarter. The fully vested stock units will be converted into an equal number of common stock shares at any time as selected by each director prior to each grant.

As permitted under SFAS No. 123, the Company continues to apply the provisions of APB Opinion No. 25 for stock-based awards granted to employees. Accordingly, no compensation cost has been recognized for stock option grants in the financial statements. Had compensation cost for the Company's stock-based compensation plans been recognized based on the fair value method prescribed under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    2000        1999      1998
                                               ---------------------------------
Net income (loss)                  As reported   $ (10,072)  $ (1,750)  $   157
                                   Pro forma       (11,706)    (4,396)   (2,487)

Basic earnings (loss) per share    As reported   $  (0.49)   $ (0.10)   $  0.01
                                   Pro forma        (0.57)     (0.26)     (0.18)

Diluted earnings (loss) per share  As reported   $  (0.49)   $ (0.10)   $  0.01
                                   Pro forma        (0.57)     (0.26)     (0.18)


The table below summarizes the activity for the Company's stock-based compensation plans in 1998, 1999 and 2000:

                                  Executive Stock
                                    Option Plan      1992 Plan      1992 Plan   1999 Plan    Weighted
                                 ----------------   ----------     -----------  ----------   Average
                                                      Shares        Shares       Shares      Exercise
                                 Shares Subject to  Subject to     Subject to   Subject to     Price
                                      Options         Options      Stock Units   Options    For Options
                                      -------         -------      -----------   -------    -----------
Balance at December 31, 1997          195,125        1,422,379       20,400        --         $ 10.74
      Granted......................        --        1,618,000       14,000        --           17.10
      Canceled.....................   (19,512)        (151,236)          --        --           13.44
      Exercised....................   (50,000)        (215,047)          --        --            9.29
      Converted....................        --               --       (7,000)       --              --
                                 ----------------   ------------   -----------  ----------

Balance at December 31, 1998          125,613        2,674,096       27,400        --           14.39
      Granted......................        --            7,500        9,100        999,650      20.69
      Canceled.....................        --          (48,673)          --        --           14.92
      Exercised....................   (86,000)        (238,526)          --        --            9.94
                                 ----------------   ------------   -----------  ----------

Balance at December 31, 1999           39,613        2,394,397       36,500       999,650       16.65
      Granted......................        --           55,000       18,150       117,900       23.91
      Canceled.....................        --         (153,683)          --       (35,934)      18.18
      Exercised....................   (15,000)        (290,542)          --       (34,833)      13.59
                                 ----------------   ------------   -----------  ----------
Balance at December 31, 2000           24,613        2,005,172       54,650     1,046,783     $ 17.30
                                 ================   ============   ===========  ===========   =======

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

The following table summarizes information about options outstanding at December 31, 2000:

                              Options Outstanding                     Options Exercisable
                 ----------------------------------------------   ---------------------------
                               Weighted-Average
                                  Remaining        Weighted-                     Weighted-
   Range of      Outstanding   Contractual Life     Average       Exercisable     Average
Exercise Price   at 12/31/00       in Years      Exercise Price   at 12/31/00  Exercise Price
--------------   -----------   ----------------  --------------   -----------  --------------
    $3.25           24,613            1             $ 3.25            24,613      $ 3.25
  7.97 - 9.88      300,649            6               8.79           300,649        8.79
 10.25 - 15.00     210,750            5              11.82           210,750       11.82
 15.32 - 20.00   2,174,673            7              17.33         1,185,731       17.17
 21.13 - 33.14     365,883            9              28.21            85,500       28.96
                 ---------                                        -----------  --------------
$ 3.25 -$33.14   3,076,568            7             $17.30         1,807,243      $15.52
                 =========    =================   =============   ===========  ==============


NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consisted of (in thousands):

                                                   Years Ended December 31,
                                                  2000        1999       1998
                                             -----------------------------------
   Current tax provision (benefit):
       Federal.............................    $     --     $     --    $    --
       State...............................         435          150        213
                                             -----------------------------------
       Total current tax provision.........         435          150        213
                                             -----------------------------------
   Deferred tax provision (benefit):
       Federal.............................      (4,856)        (712)        89
       State...............................      (1,465)        (476)      (195)
                                             -----------------------------------
       Total deferred tax provision........      (6,321)      (1,188)      (106)
                                             -----------------------------------
       Total tax provision (benefit).......    $ (5,886)    $ (1,038)   $   107
                                             ===================================


The provision (benefit) for income taxes differs from amounts computed by applying the U.S. statutory income tax rate. The differences are summarized as follows (in thousands):

                                                    Years Ended December 31,
                                                    2000       1999       1998
                                                 -------------------------------
                                                     35%        35%        35%
                                                 -------------------------------
   Tax provision (benefit) at federal statutory
   rate........................................   $ (5,584)  $   (975)   $  93
   Effect of state income taxes (net of Federal
   benefit)....................................       (669)      (297)      12

   Non-deductible expenses.....................        367        234      221
   Other.......................................         --         --     (219)
                                                 -------------------------------
   Total tax provision (benefit)...............   $ (5,886)  $ (1,038)   $ 107
                                                 ===============================

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                             December 31,
  Deferred tax assets:                                  2000          1999
                                                     --------------------------
      Insurance costs and reserves.................   $    1,508    $   1,173
      Non-recurring executive compensation.........           84          135
      Benefit cost accruals........................          907          716
      Finance cost accruals........................        1,324        1,030
      Alternative minimum tax
        Credit carryforwards.......................        2,206        2,206
      Dry-dock accruals............................        1,745        1,995
      Net operating loss carryforward..............       47,985       36,823
      Goodwill, due to basis differences...........        2,717        3,075
                                                     --------------------------
      Total deferred tax assets....................       58,476       47,153
                                                     --------------------------
  Deferred tax liabilities:
      Capital construction fund....................          612          702
      Property plant and equipment, due to
      basis differences and depreciation, net......       38,120       34,005
                                                     --------------------------
      Total deferred tax liabilities...............       38,732       34,707
                                                     --------------------------
      Net deferred tax asset.......................   $   19,744    $  12,446
                                                     ==========================

At December 31, 2000, consolidated net operating losses of approximately $3.0 million, $10.0 million, $36.0 million, $14.0 million, $29.0 million, $5.0 million, $5.7 million and $23.4 million, expiring in 2008, 2009, 2010, 2011, 2012, 2018, 2019 and 2020 respectively, were available to offset future taxable income of the Company. The 2000 net operating loss of $23.4 million includes $2.7 million of deductions related to stock option exercises, the tax benefit of which was recorded as additional paid in capital.

There is no valuation allowance for deferred tax assets as of December 31, 2000 and 1999. In assessing whether the deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers, among other things, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the temporary differences that gave rise to those deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In 1993, the Company established a capital construction fund (the "CCF") pursuant to Section 607 of the Merchant Marine Act of 1936, into which it deposited approximately $12.0 million. This fund was primarily used to pay liabilities assumed in the acquisition of American Global Line (now American Hawaiian Cruises) and allowed the Company to accelerate recognition of certain deductions for qualified capital expenditures for income tax purposes. As a result of the CCF, the Company has approximately a $2.2 million alternative minimum tax credit carryforward available with no expiration date.

NOTE 11. RELATED PARTY TRANSACTIONS

As of December 31, 2000, the largest stockholders of the Company's common stock were certain affiliates of EGI, including EGI Holdings, Inc. and EGIL Investments, Inc., which owned an aggregate of 35.2% of the Company's common stock. EGI and its affiliates provided certain administrative support services for the Company, including but not limited to legal, accounting, tax, benefit and insurance brokerage services. As previously mentioned in Note 8, the Company leases office space from an affiliate of EGI. In the aggregate, the fees charged by EGI and its affiliates for such services and rent were approximately $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998 respectively. At December 31, 2000 the Company had also accrued $0.5 million in connection with the assistance of several

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

EGI employees with recent debt and equity financing transactions undertaken by the Company. This amount was paid in the first quarter of 2001. In addition, as previously mentioned in Note 8, the Company obtained financing guarantees from EGI. Arrangements with EGI and its affiliates are subject to approval by a majority of the non-affiliated members of the Company's Board of Directors.

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

The Company paid approximately $1.0 million, $0.6 million and $0.8 million during 2000, 1999 and 1998 respectively, for legal services to Preston Gates Ellis & Rouvelas Meeds ("Preston Gates"). Mr. Rouvelas, a Director of the Company since 1998, is a partner of Preston Gates. The Company paid approximately $0.3 million, $0.1 million and $0.1 million during 2000, 1999 and 1998 respectively, for legal services to Watanabe, Ing & Kawashima ("WIK"). Mr. Watanabe, a Director of the Company since 1998, is a partner of WIK. The Company paid approximately $13,000 and $0.2 million during 2000 and 1999 respectively for recruiting fees to Heidrick & Struggles ("H&S"). Mr. Berry, a Director of the Company since 1999, is a partner of H&S.


NOTE 12. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS
The Company's non-union employees are eligible to participate in the ADVANTAGE Retirement Savings Plan (as amended and restated October 1, 1987, "ADVANTAGE Plan"), a profit-sharing plan with a salary deferral feature that qualifies under Section 401 of the Internal Revenue Code of 1986, as amended. The ADVANTAGE Plan allows participants to defer a portion of their eligible compensation on a pre-tax basis. Participant contributions are 100% vested at the time the contribution is made. Matching contributions are made by the Company in an amount equal to 100% of the amount of a participant's contribution with a maximum of 4% of such participant's annual eligible wages, subject to Internal Revenue Service maximums. In addition, the Company may make discretionary profit-sharing contributions which are allocated to eligible employees based on eligible compensation. Company contributions vest over a five-year period. Matching and profit-sharing contributions approximated $562,000, $845,000 and $497,000 for the years ended December 31, 2000, 1999 and
1998 respectively.

The Company also maintains a non-qualified deferred compensation plan (the "Restoration Plan"), effective August 1, 1998. The purpose of the Restoration Plan is to provide deferrals for eligible employees that may not be made to the ADVANTAGE Plan because of certain restrictions and limitations in the Code. Benefits will be paid from employee contributions. The Company's liability under the Restoration Plan as of December 31, 2000 was $156,000.

The Company also contributes, under collective bargaining agreements, to funds designed to provide pension and health benefits for its union employees. The Company contributed approximately $3,059,000, $2,419,000 and $2,203,000 to such plans for the years ended December 31, 2000, 1999 and 1998, respectively.

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)


NOTE 13. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Summarized unaudited quarterly results of operations for 2000 and 1999 are as follows:

    Year Ended December 31, 2000                   March 31,  June 30,  September 30,  December 31,
    (In thousands, except per share data)            2000       2000        2000          2000
                                                -----------------------------------------------------
         Revenues..............................   $ 38,960    $ 58,302    $ 62,456      $  61,907
         Gross profit..........................     10,725      22,868      23,853         20,562
         Operating (loss) income...............     (9,580)      2,045       1,614         (7,185)
         Pre-tax (loss) income.................    (10,119)      2,101       1,556         (9,496)
         Net (loss) income.....................     (6,380)      1,324         980         (5,996)
         Basic (loss) earnings per share.......      (0.33)       0.06        0.05          (0.28)
         Diluted (loss) earnings per share.....      (0.33)       0.06        0.05          (0.28)



    Year Ended December 31, 1999                   March 31,  June 30,  September 30,  December 31,
    (In thousands, except per share data)            1999       1999        1999          1999
                                                -----------------------------------------------------
         Revenues .............................   $  40,566   $ 55,200    $ 57,460      $ 55,491
         Gross profit..........................      11,798     21,506      21,692        19,858
         Operating (loss) income ..............      (9,222)     4,735       3,714         2,422
         Pre-tax (loss) income.................     (10,470)     4,124       3,479            79
         Net (loss) income.....................      (6,283)     2,475       2,091           (33)
         Basic (loss) earnings per share.......       (0.44)      0.14        0.11          0.00
         Diluted (loss) earnings per share.....       (0.44)      0.14        0.11          0.00

The pre-tax (loss) income amounts in the first three quarters of 2000 reflect the reclassification of accrued distributions on the trust preferred securities and their related income tax benefit.

The sum of quarterly (loss) earnings per common share differs from full-year amounts due to changes in the number of shares outstanding during the year.

On November 2, 1999 we announced that we had rescinded our prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs,", relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Under SOP 93-7, we deferred recognition of direct response advertising costs related to direct response advertising efforts for future cruises. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. We rescinded our adoption of SOP 93-7 due to difficulties we encountered in implementing the new method. In rescinding SOP 93-7, we returned to our prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, we restated our earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to our previously reported loss of $4.5 million, or ($0.32) per share. We also restated our earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share, compared to our previously reported earnings of $2.4 million, or $0.13 per share. As previously disclosed, the Securities and Exchange Commission has been conducting an informal investigation into our adopting and then rescinding the AICPA's Statement of Position 93-7 relating to the deferral of direct response advertising costs. While the SEC has not brought any formal proceedings against us, it is possible that the SEC's informal inquiry or a subsequent formal inquiry or proceeding could result in orders, sanctions or penalties against us. We cannot predict at this time whether any such sanctions would have a material impact.


NOTE 14. HEADQUARTERS RELOCATION (UNAUDITED)

In September 2000 the Company announced its intention to relocate its corporate and operational headquarters, from Chicago, IL and New Orleans, LA respectively, to a new leased facility in Sunrise, FL. In connection with the move, the Company will receive economic incentives from the State of Florida, Broward County and the City of Sunrise of up to $4.2 million once

                          AMERICAN CLASSIC VOYAGES CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

certain conditions are met. Construction of the new facility is expected to be completed in November 2001 and the relocation is expected to be largely complete by early 2002. The Company has offered to relocate most employees to the new location but the number of employees intending to relocate is largely undetermined as of December 31, 2000.

The Company will incur severance and retention costs pertaining to those employees choosing not to relocate. The total amount of severance and retention costs is not expected to exceed $4.0 million. These costs will be expensed as certain criteria are met. As of December 31, 2000 the Company has recognized $0.6 million in severance expenses for employees who have communicated to the Company in writing their intention not to relocate. The Company also expects to incur employee relocation costs in the range of $0.5 million to $1.0 million, and additional relocation expenses to move equipment and furniture, which is expected to cost up to $0.5 million. These costs will also be expensed as certain conditions are met. As of December 31, 2000 the Company has not recognized any expense for relocation of employees or Company assets. The Company may also incur lease termination expenses or a write-off of leasehold improvements if it elects to vacate its Chicago or New Orleans facilities. At this time the Company has not determined whether it will completely vacate these facilities and therefore is unable to determine the potential costs, if any, it will incur in connection with terminating the leases or writing off the leasehold improvements.

The economic incentives to be received by the Company include tax refunds beginning in 2002 under Florida's Qualified Target Industry Tax (QTI) Refund Program, state job training funds and certain cash grants approved by the local municipalities. These benefits will be recognized as they are earned.


NOTE 15. SUBSEQUENT EVENTS (UNAUDITED)

On January 31, 2001 the Company issued an additional $50 million of notes guaranteed by MARAD bearing interest at LIBOR minus 0.10%. Interest is payable quarterly and the principal amount is due on January 31, 2002. A portion of the proceeds from this issuance was used to pay down the $25 million note due January 31, 2001.

On February 20, 2001 the ms Patriot was required to cancel a cruise that was in progress and return to its home port so that a thrust bearing in the vessel's generator drive train could be replaced. This resulted in refunds issued to passengers of approximately $1.6 million, and travel credits for a future cruise expected to cost approximately $0.5 million. No other cruises were cancelled as a result of the repair. The S.S. Independence will undergo an unscheduled dry-dock beginning March 24, 2001 to repair its bow thruster. The vessel is expected to be out of service for a period of seven days, and the expected cost of the repairs is expected to be between $0.4 million and $0.5 million.

                                                                     Schedule I

                          AMERICAN CLASSIC VOYAGES CO.
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             December 31,
                                                                         2000           1999
                                                                     --------------------------
ASSETS
Cash and cash equivalents............................................  $   29,910   $   30,153
Marketable Securities................................................       7,843           --
Prepaid expenses and other current assets............................         580          339
Property and equipment, net..........................................         640          906
Other assets.........................................................       3,879          493
Investment in and advances to subsidiaries...........................     232,823      100,609
                                                                     --------------------------
                                                                       $  275,675   $  132,500
                                                                     --------------------------

LIABILITIES
Other liabilities....................................................  $    2,172   $    2,700
                                                                     ==========================

Convertible preferred
     securities of subsidiary trust holding solely 7% convertible
     subordinated debentures of the Company..........................   $ 100,000   $       --
                                                                     --------------------------

STOCKHOLDERS' EQUITY
Common stock.........................................................         210          187
Additional paid-in capital...........................................     204,555      151,094
Retained earnings (deficit)..........................................     (29,645)     (19,573)
Other................................................................      (1,617)      (1,908)
                                                                     --------------------------
Total stockholders' equity...........................................     173,503      129,800
                                                                     --------------------------
                                                                       $  275,675   $  132,500
                                                                     ==========================

           See accompanying notes to Condensed Financial Information.

                                                                      Schedule I


                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                           Years Ended December 31,
                                                         2000        1999       1998
                                                     -----------------------------------
Miscellaneous expense (revenues)....................  $  (3,238)   $ (1,711)  $  1,700

Depreciation expense................................        279         608        880

Accrued distributions on convertible preferred
securities and related financing costs .............      6,247          --         --

Income tax (benefit) expense........................       (921)        435     (1,068)

Equity in earnings (losses) of subsidiaries.........     (7,705)     (2,418)     1,669
                                                     -----------------------------------

Net income (loss)...................................  $ (10,072)   $ (1,750)  $    157
                                                     -----------------------------------

           See accompanying notes to Condensed Financial Information.

                                                                      Schedule I

                          AMERICAN CLASSIC VOYAGES CO.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY) - (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Years Ended December 31,
                                                                2000         1999        1998
                                                             ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                            $ (10,072)   $  (1,750)   $     157

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES
   Depreciation                                                    279          608          880
   Equity in (earnings) losses of subsidiaries, net              7,705        2,418       (1,669)
   Increase in advances to subsidiaries                       (139,919)     (40,961)        (570)
   (Increase) decrease in prepaid expenses and other            (1,407)         145         (514)
   (Decrease) increase in other liabilities                      1,191          678       (1,326)
                                                             ------------------------------------
   Net cash used in operating activities                      (142,223)     (38,862)      (3,042)
                                                             ------------------------------------

INVESTING ACTIVITIES
Purchase of marketable securities                               (7,843)          --           --
Capital expenditures                                               (13)        (140)      (1,421)
                                                             ------------------------------------
Net cash used in investing activities                           (7,856)        (140)      (1,421)
                                                             ------------------------------------

FINANCING ACTIVITIES
Issuance of common stock                                        53,629       68,697        2,907
Issuance of convertible preferred securities of subsidiary
trust                                                          100,000           --           --
Purchase of common stock                                            --           --         (757)
Deferred financing fees                                         (3,793)          --         (533)
                                                             ------------------------------------
Net cash provided by financing activities                      149,836       68,697        1,617
                                                             ------------------------------------

Increase (decrease) in cash and cash equivalents                  (243)      29,695       (2,846)
Cash and cash equivalents, beginning of period                  30,153          458        3,304
                                                             ------------------------------------
Cash and cash equivalents, end of period                     $  29,910    $  30,153    $     458
                                                            =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing activities:
     Cash paid for taxes                                     $      --    $     165    $      --


                                                                      Schedule I
                          AMERICAN CLASSIC VOYAGES CO.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         (PARENT COMPANY) - (CONTINUED)


BASIS OF PRESENTATION

The Condensed Financial Information of American Classic Voyages Co. ("AMCV") has been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000, 1999 and 1998 included herein this Form 10-K. The balance sheets as of December 31, 2000 and 1999 and the related statements of operations and cash flows have been prepared on an unconsolidated basis. AMCV's investment in its subsidiaries is recorded on the equity basis. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

DIVIDENDS FROM SUBSIDIARIES

No dividends were paid to AMCV for the years ended December 31, 2000, 1999 and 1998.

INCOME TAXES

AMCV has entered into tax sharing agreements with its subsidiaries which require each subsidiary to compute its Federal income tax liability on a separate company basis and to pay amounts so computed to AMCV. No payments were made under the tax sharing agreement for the years ended December 31, 2000, 1999 and 1998.

                                                                     Schedule II

                          AMERICAN CLASSIC VOYAGES CO.

                     SCHEDULE II - VALUATION AND QUALIFYING
              ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999
                             AND 1998 (IN THOUSANDS)



                                Balance at    Charged to    Charged to
  Accrual for Dry-dock and     Beginning of     costs         other                   Balance at
    Lay-up Expenses               Year       and Expenses    Accounts    Deductions   End of Year
-------------------------------------------------------------------------------------------------
Year ended December 31, 2000      5,117         3,978                       5,063        4,022
Year ended December 31, 1999      2,419         4,187                       1,489        5,117
Year ended December 31, 1998      2,144         2,111                       1,836        2,419


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEMS 10, 11, 12 AND 13 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                        EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We will file a definitive proxy statement with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") and relating to the Company's Annual Meeting of Stockholders to be held on June 27, 2001, not later than April 30, 2001. Information required by Items 10 through 13 will appear in the Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements.

          The consolidated financial statements of the Company are set forth in the "Index to Consolidated Financial Statements" on page 24.

(a)(2)    Financial Statement Schedules.

          Financial Statement Schedules, except those indicated in the "Index to Consolidated Financial Statements" on page 24, have been omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the financial statements or the notes to the financial statements.

(a)(3)    Exhibits are as set forth in the "Index to Exhibits" on page 51.

(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date    March 29, 2001
        --------------

                                  AMERICAN CLASSIC VOYAGES CO.

                                  By  / s /  Philip C. Calian
                                      --------------------------------------
                                      Philip C. Calian
                                      Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Samuel Zell                  Chairman of the Board
-----------------------------
Samuel Zell

/s/ Philip C. Calian             Chief Executive Officer and Director
------------------------------   (Principal Executive Officer)
Philip C. Calian

/s/ Randall L. Talcott           Vice President-Finance and Treasurer
------------------------------   (Principal Financial and Accounting Officer)
Randall L. Talcott

/s/ John R. Berry                Director
------------------------------
John R. Berry

/s/ Bradbury Dyer, III           Director
Bradbury Dyer, III

/s/ Laurence S. Geller           Director
------------------------------
Laurence S. Geller

/s/ Terence C. Golden            Director
------------------------------
Terence C. Golden

/s/ Arthur A. Greenberg          Director
------------------------------
Arthur A. Greenberg

/s/ Jerry R. Jacob               Director
------------------------------
Jerry R. Jacob

/s/ Emanuel L. Rouvelas          Director
------------------------------
Emanuel L. Rouvelas

/s/ Mark Slezak                  Director
------------------------------
Mark Slezak

/s/ Jeffrey N. Watanabe          Director
------------------------------
Jeffrey N. Watanabe

                          AMERICAN CLASSIC VOYAGES CO.
                                INDEX TO EXHIBITS

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

**3.(iii)           Certificate of Amendment to Second Amendment and Restated
                    Certificate of Incorporation of the Company (filed on August
                    14, 2000 as Exhibit 3.(iii) to the Company's Report on Form
                    10-Q) and incorporated herein by reference).

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

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

**4.(ii)(a)(8)      Amended and Restated Credit Agreement dated as of September
                    14, 2000 among The Delta Queen Steamboat Co. ("Borrower"), the financial institutions listed on the signature pages as Lenders and each other financial institution which from time to time becomes a party thereto ("Lenders"), The Chase
                    Manhattan Bank, as Issuing Bank and as Administrative Agent for the Lenders thereunder (in such latter capacity, the "Agent"), and Hibernia National Bank, as Documentation
                    Agent. (filed on November 14, 2000 as Exhibit 4.(ii)(a)(8) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(a)(9)      Guaranty dated September 14, 2000 executed by American
                    Classic Voyages Co. in favor of the Agent. (filed on November 14, 2000 as Exhibit 4.(ii)(a)(9) to the Company's
                    Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(a)(10)     Amended and Restated Contribution Agreement dated September
                    14, 2000 executed by the Parent Guarantor and each Borrower
                    Subsidiary that is a party to a Subsidiary Guaranty. (filed on November 14, 2000 as Exhibit 4.(ii)(a)(10) to the
                    Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(a)(11)     First Amendment to Trust Indenture dated September 14, 2000 among the Agent, the Lenders, Great River Cruise Line,
                    L.L.C. and The Chase Manhattan Bank, as Trustee covering the
                    Delta Queen (a substantially identical First Amendment to
                    Preferred Ship Mortgage covering the Mississippi Queen and
                    Columbia Queen has also been executed). (filed on November
                    14, 2000 as Exhibit 4.(ii)(a)(11) to the Company's Report on
                    Form 10-Q and incorporated herein by reference).

**4.(ii)(a)(12)     First Amendment to Preferred Ship Mortgage dated September
                    14, 2000 executed by Great River Cruise Line, L.L.C. for the benefit of The Chase Manhattan Bank, as Trustee covering the Delta Queen (a substantially identical First Amendment to
                    Preferred Ship Mortgage covering the Mississippi Queen and
                    Columbia Queen has also been executed). (filed on November
                    14, 2000 as Exhibit 4.(ii)(a)(12) to the Company's Report on
                    Form 10-Q and incorporated herein by reference).

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

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

**4.(ii)(d)(1)      Commitment to Guarantee Obligations dated February 10, 2000 by The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, and accepted by Project America Ship
                    I, Inc., the Shipowner. (filed on August 14, 2000 as Exhibit
                    4.(ii)(d)(1) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii(d)(2)       Note Purchase Agreement dated February 10, 2000 as it
                    relates to United States Government Guaranteed Ship
                    Financing Notes - Variable Rate Notes due January 31, 2001 signed by Project America, Inc., and accepted by Chase
                    Securities, Inc. (filed on August 14, 2000 as Exhibit
                    4.(ii)(d)(2) to the Company's Report on Form 10-Q and incorporated herein by reference).

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

**4.(ii)(d)(3)      Trust Indenture Relating to United States Government
                    Guaranteed Ship Financing Obligations dated February 10,
                    2000 between Project America Ship I, Inc., as Shipowner, and
                    The Bank of New York, as Indenture Trustee. (filed on August
                    14, 2000 as Exhibit 4.(ii)(d)(3) to the Company's Report on
                    Form 10-Q and incorporated herein by reference).

**4.(ii)(d)(4)      Authorization Agreement dated February 10, 2000 between The
                    United States of America, represented by the Maritime
                    Administrator, and The Bank of New York, as the Indenture
                    Trustee under the Trust Indenture dated February 10, 2000 between the Indenture Trustee and Project America Ship I,
                    Inc., the Shipowner. (filed on August 14, 2000 as Exhibit
                    4.(ii)(d)(4) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(d)(5)      Security Agreement Relating to United States Government
                    Guaranteed Ship Finaincing Obligations dated February 10,
                    2000 between Project America Ship I, Inc., as Shipowner, and
                    The United States of America. (filed on August 14, 2000 as
                    Exhibit 4.(ii)(d)(5) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(d)(6)      Promissory Note to United States of America dated February
                    2000 by Project America Ship I, Inc. (filed on August 14,
                    2000 as Exhibit 4.(ii)(d)(6) to the Company's Report on Form
                    10-Q and incorporated herein by reference).

**4.(ii)(d)(7)      Title XI Reserve Fund and Financial Agreement dated February
                    10, 2000 by Project America Ship I, Inc. and The United
                    States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                    Administrator. (filed on August 14, 2000 as Exhibit
                    4.(ii)(d)(7) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(d)(8)      Guaranty Agreement in Favor of the United States of America
                    dated February 10, 2000 by and between Project America,
                    Inc., as Guarantor, and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (filed on August 14,
                    2000 as Exhibit 4.(ii)(d)(8) to the Company's Report on Form
                    10-Q and incorporated herein by reference).

**4.(ii)(d)(9)      Secretary's Determination, dated August 10, 2000, as it
                    relates to $50,000,000 of United States Government
                    Guaranteed Ship Financing Notes. (filed on November 14, 2000 as Exhibit 4.(ii)(d)(9) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(d)(10)     $50,000,000 Note Purchase Agreement dated August 10, 2000 as it relates to United States Government Guaranteed ship
                    Financing Notes - Variable Rate Notes due July 31, 2001 signed by Project America, Inc. and accepted by Chase
                    Securities, Inc. (filed on November 14, 2000 as Exhibit
                    4.(ii)(d)(10) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(d)(11)     $50,000,000 Promissory Note to United States of America
                    dated August 10, 2000 by Project America Ship I, Inc. (filed on November 14, 2000 as Exhibit 4.(ii)(d)(11) to the
                    Company's Report on Form 10-Q and incorporated herein by reference).

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

**4.(ii(e)(1)       Commitment to Guarantee Obligations dated October 16, 2000 by The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, and accepted by Cape May Light,
                    L.L.C., the Shipowner. (filed on November 14, 2000 as
                    Exhibit 4.(ii)(e)(1) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(e)(2)      Bond Purchase Agreement dated October 16, 2000 as it relates to United States Government Guaranteed Ship Financing Bonds,
                    2000 Series - 7.25% Sinking Fund Bonds due April 15, 2027 in the aggregate principal amount of $37,900,000 signed by Cape
                    May Light, L.L.C. and accepted by Chase Securities, Inc.
                    (filed on November 14, 2000 as Exhibit 4.(ii)(e)(2) to the
                    Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(e)(3)      $37,900,000 U.S. Government Guaranteed Ship Financing Bonds,
                    2000 Series, 7.25% Sinking Fund Bonds due April 15, 2027, issued by Cape May Light, L.L.C. (filed on November 14, 2000 as Exhibit 4.(ii)(e)(3) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(e)(4)      Trust Indenture Relating to United States Government
                    Guaranteed Ship Financing Obligations dated October 16, 2000 between Cape May Light, L.L.C., as Shipowner, and The Bank of New York, as Indenture Trustee. (filed on November 14,
                    2000 as Exhibit 4.(ii)(e)(4) to the Company's Report on Form
                    10-Q and incorporated herein by reference).

**4.(ii)(e)(5)      Authorization Agreement dated October 16, 2000 between The
                    United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                    Administrator, and The Bank of New York, as the Indenture
                    Trustee under the Trust Indenture dated October 16, 2000 between the Indenture Trustee and Cape May Light, L.L.C., the Shipowner. (filed on November 14, 2000 as Exhibit
                    4.(ii)(e)(5) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(e)(6)      Security Agreement Relating to United States Government
                    Guaranteed Ship Financing Obligations dated October 16, 2000 between Cape May Light, L.L.C., as Shipowner, and The United
                    States of America. (filed on November 14, 2000 as Exhibit
                    4.(ii)(e)(6) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(e)(7)      Title XI Reserve Fund and Financial Agreement dated October
                    16, 2000 between Cape May Light, L.L.C. and The United
                    States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                    Administrator. (filed on November 14, 2000 as Exhibit
                    4.(ii)(e)(7) to the Company's Report on Form 10-Q and incorporated herein by reference).

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

**4.(ii)(e)(8)      Guaranty Agreement in Favor of the United States of America
                    dated October 16, 2000 by and between Cape May Light,
                    L.L.C., as Guarantor, and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (filed on November
                    14, 2000 as Exhibit 4.(ii)(e)(8) to the Company's Report on
                    Form 10-Q and incorporated herein by reference).

**4.(ii)(f)(1)      Commitment to Guarantee Obligations dated October 16, 2000 by The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator, and accepted by Cape Cod Light,
                    L.L.C., the Shipowner. (filed on November 14, 2000 as
                    Exhibit 4.(ii)(f)(1) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(f)(2)      Bond Purchase Agreement dated October 16, 2000 as it relates to United States Government Guaranteed Ship Financing Bonds,
                    2000 Series - 7.25% Sinking Fund Bonds due April 15, 2027 in the aggregate principal amount of $38,500,000 signed by Cape
                    Cod Light, L.L.C. and accepted by Chase Securities Inc.
                    (filed on November 14, 2000 as Exhibit 4.(ii)(f)(2) to the
                    Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(f)(3)      $38,500,000 U.S. Government Guaranteed Ship Financing Bonds,
                    2000 Series, 7.25% Sinking Fund Bonds due April 15, 2027, issued by Cape Cod Light, L.L.C. (filed on November 14, 2000 as Exhibit 4.(ii)(f)(3) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(f)(4)      Trust Indenture Relating to United States Government
                    Guaranteed Ship Financing Obligations dated October 16, 2000 between Cape Cod Light, L.L.C., as Shipowner, and The Bank of New York, as Indenture Trustee. (filed on November 14,
                    2000 as Exhibit 4.(ii)(f)(4) to the Company's Report on Form
                    10-Q and incorporated herein by reference).

**4.(ii)(f)(5)      Authorization Agreement dated October 16, 2000 between The
                    United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                    Administrator, and The Bank of New York, as the Indenture
                    Trustee under the Trust Indenture dated October 16, 2000 between the Indenture Trustee and Cape Cod Light, L.L.C., the Shipwowner. (filed on November 14, 2000 as Exhibit
                    4.(ii)(f)(5) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(f)(6)      Security agreement Relating to United States Government
                    Guaranteed Ship Financing Obligations dated October 16, 2000 between Cape Cod Light, L.L.C., as Shipowner, and The United
                    States of America. (filed on November 14, 2000 as Exhibit
                    4.(ii)(f)(6) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(f)(7)      Title XI Reserve Fund and Financial Agreement dated October
                    16, 2000 between Cape Cod Light, L.L.C. and The United
                    States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                    Administrator. (filed on November 14, 2000 as Exhibit
                    4.(ii)(f)(7) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(ii)(f)(8)      Guaranty Agreement in Favor of the United States of America
                    dated October 16, 2000 by and between Cape Cod Light,
                    L.L.C., as Guarantor, and The United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (filed on November
                    14, 2000 as Exhibit 4.(ii)(f)(8) to the Company's Report on
                    Form 10-Q and incorporated herein by reference).

**4.(ii)(g)(1)      Preferred Ship Mortgage dated October 18, 2000 executed by
                    Oceanic Ship Co. (in connection with the purchase of the ms
                    Patriot). (filed on November 14, 2000 as Exhibit
                    4.(ii)(g)(1) to the Company's Report on Form 10-Q and incorporated herein by reference).

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

**4.(ii)(g)(2)      $84,500,000 Promissory Note dated October 18, 2000 to Hal
                    Antillen N.V. by Oceanic Ship Co. (in connection with the purchase of the ms Patriot). (filed on November 14, 2000 as
                    Exhibit 4.(ii)(g)(2) to the Company's Report on Form 10-Q and incorporated herein by reference).

**4.(iii)(a)(1)     Junior Convertible Subordinated Indenture dated as of
                    February 22, 2000 between the Company and The Bank of New
                    York, as trustee (includes form of Subordinated Debenture)
                    (filed on February 29, 2000 as exhibit 4.1 to the Company's
                    8-K and incorporated herein by reference).

**4.(iii)(a)(2)     Amended and Restated Declaration of Trust of AMCV Capital
                    Trust I among American Classic Voyages Co. (the "Company") ,
                    The Bank of New York, as Property Trustee, Philip C. Calian,
                    Randal L. Talcott and Jordan B. Allen, as Administrative
                    Trustee (includes form of Preferred Security) (filed on
                    February 29, 2000 as exhibit 4.2 to the company's 8-K and incorporated herein by reference).

**4.(iii)(a)(3)     Form of Preferred Security (included in exhibit 4.(iii) (a)
                    (1)) (filed on February 29, 2000 as exhibit 4.3 to the
                    Company's 8-K and incorporated herein by reference).

**4.(iii)(a)(4)     Form of Subordinated Debenture (included in exhibit 4. (iii)
                    (a) (2) ) (filed on February 29, 2000 as exhibit 4.4 to the
                    Company's 8-K and incorporated herein by reference)

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

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

 *10.(iv)(a)(1)     Master Shipbuilding Contract for Construction of Two
                    Passenger Vessels by and between Ingalls Shipbuilding, Inc.
                    and Project America, Inc. for Hulls No. 7671 and 7672, dated
                    March 9, 1999.*

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

 *10.(iv)(a)(2)     Construction Contract for Coastal Queen Class Vessel dated
                    May 1, 1999 by and between Coastal Queen Holdings, L.L.C.
                    and Atlantic Marine, Inc. (filed on May 14, 1999 as Exhibit
                    10.(iv)(a)(3) to the Company's Form 10-Q dated March 31,
                    1999 and incorporated herein by reference).*

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

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

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

                    Exhibit A - Vessel Details Exhibit B - Form of Letter of Credit Exhibit C - Form of Escrow Agreement Exhibit D - Form of Promissory Note Exhibit E - Form of First Preferred Ship Mortgage Exhibit F - Form of General Assignment of Insurance Exhibit G - Form of Guarantee Exhibit H - Excluded Art

**10.(iv)(a)(8)     Vessel Conversion Agreement dated August 20, 1999 between
                    Nichols Brothers Boat Builders, Inc. and The Delta Queen
                    Steamboat Co.* (filed on November 15, 1999 as Exhibit
                    10.(iv)(a)(8) to the Company's Form 10-Q dated September 30,
                    1999 and incorporated herein by reference).

*10.(iv)(a)(9)      Amended and Restated Agreement dated as of December 22, 1999 by and between Cascade General, Inc. (Shipyard) and The
                    Delta Queen Steamboat Co. (Owner) for the conversion of the Columbia Queen. (filed on March 30, 2000 as Exhibit
                    10.(iv)(a)(9) to the Company's Annual Report on Form 10-K and incorporated herein by reference).

**10.(iv)(a)(10)    Amendment "1" to May 1, 1999 Construction Contract between
                    Coastal Queen Holdings, L.L.C. and Atlantic Marine, Inc.
                    dated June 13, 2000. (filed on November 14, 2000 as Exhibit
                    10.(iv)(a)(10) to the Company's Report on Form 10-Q and incorporated herein by reference).

**10.(iv)(a)(11)    Assignment and Assumption of Contract dated September 25,
                    2000 by and Between Delta Queen Coastal Voyages, L.L.C.
                    (f/k/a Coastal Queen Holdings, L.L.C.), as Assignor, and
                    Cape May Light, L.L.C. and Cape Cod Light, L.L.C., as
                    Assignees. (filed on November 14, 2000 as Exhibit
                    10.(iv)(a)(11) to the Company's Report on Form 10-Q and incorporated herein by reference).

 **10.(iv)(a)(12)   Amendment No. 2 to Construction Contract for Coastal Queen
                    Class Vessel dated October 16, 2000 by and between Atlantic
                    Marine, Inc. and Cape May Light, L.L.C. and Cape Cod Light,
                    L.L.C. (filed on November 14, 2000 as Exhibit 10.(iv)(a)(12) to the Company's Report on Form 10-Q and incorporated herein by reference).

**10.(v) Trust Preferred Securities Guarantee Agreement dated February 22, 2000, by the Company and The Bank of New York, as trustee (filed on February 29, 2000 as exhibit 10.1 to the Company's 8-K and incorporated herein by reference).

 10.(vi) Office lease executed November 30, 2000, by and between Duke-Weeks Realty Limited Partnership, an Indiana limited partnership ("Landlord"), and American Classic Voyages Co., a Delaware corporation ("Tenant").

                          AMERICAN CLASSIC VOYAGES CO.
                           INDEX TO EXHIBITS (CONT'D.)

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

   11.              Not applicable.

   12.              Not applicable.

   13.              Not applicable.

   16.              Not applicable.

   18.              Not applicable.

   21.              Subsidiaries of the Company.

   22.              Not applicable.

   23.              Consent of KPMG LLP

   24.              Not applicable.

   27.              Not applicable.

   28.              Not applicable.



* Certain portions of this exhibit previously filed and incorporated by reference were omitted pursuant to an application for an order of confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. This non-public information was filed separately with the Securities and Exchange Commission.

**  Previously filed and incorporated by reference.