Form 10-Q
period 2001-03-31
AMERICAN CLASSIC VOYAGES CO
filed 2001-05-15
CIK 315136

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


As of April 30, 2001 there were 21,050,308 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.
                                    FORM 10-Q
                                 MARCH 31, 2001

                                      INDEX


     ITEM DESCRIPTION                                                                                  PAGE
     ----------------                                                                                  ----
     Part I.      Financial Information:

                  Item 1.        Consolidated Financial Statements (Unaudited)

                                 Consolidated  Balance  Sheets at March 31, 2001 and December
                                 31, 2000                                                                3

                                 Consolidated  Statements of Operations  for the Three Months
                                 Ended March 31, 2001 and 2000                                           4

                                 Consolidated  Statements  of Cash Flows for the Three Months
                                 Ended March 31, 2001 and 2000                                           5

                                 Notes to Consolidated Financial Statements                              6


                  Item 2.        Management's  Discussion and Analysis of Financial Condition
                                 and Results of Operations                                              11


                  Item 3.        Quantitative and Qualitative Disclosures About Market Risk             16

     Part II.     Other Information:

                  Item 1.        Legal Proceedings                                                      17

                  Item 6.        Exhibits and Reports on Form 8-K                                       17






RISK FACTORS AND FACTORS CONCERNING FORWARD LOOKING STATEMENTS
Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q, in the Company's press releases and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors. Such factors include, among other things, the following: general economic and business conditions which may impact levels of disposable income of consumers and demand for the Company's cruise products; increases in cruise industry capacity; cruise and other vacation industry competition; changes to the U.S. Flag Cruise Ship Pilot Project Statute and related U.S. laws; the ability of the Company to implement its shipbuilding program; unscheduled ship repairs and dry-docking; and the Company's ability to obtain adequate financing at commercially acceptable levels to support its expansion plans.

                          AMERICAN CLASSIC VOYAGES CO.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except share information)


                                                                            March 31,          December 31,
                                                                              2001                 2000
                                                                           ----------          ------------
                                                                           (Unaudited)           (Audited)
ASSETS
Cash and cash equivalents                                                   $  17,517            $  52,073
Restricted short-term investments                                              39,118               62,954
Marketable securities                                                           4,450                7,843
Accounts receivable                                                             3,800                4,552
Inventory                                                                       6,044                5,417
Prepaid air tickets                                                             5,405                3,646
Prepaid expenses and other current assets                                       5,026                4,814
                                                                            ---------            ---------
            Total current assets                                               81,360              141,299

Property and equipment, net                                                   324,206              320,657
Vessels under construction                                                    311,922              258,467
Deferred income taxes, net                                                     29,514               19,744
Other assets                                                                   12,065               12,448
                                                                            ---------            ---------
            Total Assets                                                    $ 759,067            $ 752,615
                                                                            =========            =========


LIABILITIES
Accounts payable                                                            $  33,463            $  41,930
Short-term notes payable                                                      150,000              100,000
Other accrued liabilities                                                      26,580               28,581
Current portion of long-term debt                                              14,998               15,768
Unearned passenger revenues                                                    59,431               49,413
                                                                            ---------            ---------
            Total current liabilities                                         284,472              235,692

Notes payable, non-current portion                                               --                 25,000
Long-term debt, less current portion                                          212,908              218,420
                                                                            ---------            ---------
            Total liabilities                                               $ 497,380            $ 479,112


Convertible preferred securities of a subsidiary trust holding solely
7% convertible subordinated debentures of the Company                       $ 100,000            $ 100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized;
     none issued and outstanding at March 31, 2001 and December 31, 2000)   $    --              $    --
Common stock, $.01 par value (100,000,000 shares authorized;
     21,032,715 and 20,969,183 shares issued and outstanding at
     March 31, 2001 and December 31, 2000 respectively)                           211                  210
Additional paid-in capital                                                    205,346              204,555
Accumulated deficit                                                           (42,341)             (29,645)
Treasury stock, at cost (51,000 shares)                                          (757)                (757)
Unearned restricted stock and stock units                                        (772)                (860)
                                                                            ---------            ---------
            Total stockholders' equity                                        161,687              173,503
                                                                            ---------            ---------
            Total liabilities and stockholders' equity                      $ 759,067            $ 752,615
                                                                            =========            =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands, except share and per share information)
                                   (Unaudited)


                                                                For the Three Months
                                                                  Ended March 31,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------
Revenues                                                    $     64,153    $     40,687
Cost of operations (exclusive of depreciation expense)            55,320          29,962
                                                            ------------    ------------
Gross profit                                                       8,833          10,725
Selling, general and administrative expenses                      23,987          16,364
Depreciation expense                                               5,015           3,941
                                                            ------------    ------------
Operating loss                                                   (20,169)         (9,580)
Interest income                                                    1,629           1,263
Interest expense and other financing costs                         2,052           1,004
Accrued distributions on convertible preferred securities
and related financing costs                                        1,797             798
Other (income) expense                                                 4            --
                                                            ------------    ------------
Loss before income taxes                                         (22,393)        (10,119)
Income tax benefit                                                (9,697)         (3,739)
                                                            ------------    ------------
Net loss                                                    $    (12,696)   $     (6,380)
                                                            ============    ============

PER SHARE INFORMATION
Basic:
Weighted-average shares outstanding                           21,088,749      19,562,353
Loss per share                                              $      (0.60)   $      (0.33)

Diluted:
Weighted-average shares outstanding                           21,088,749      19,562,353
Loss per share                                              $      (0.60)   $      (0.33)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (In Thousands, except per share information)
                                   (Unaudited)


                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     -----------------------
                                                                        2001          2000
                                                                     ----------    ---------
OPERATING ACTIVITIES
      Net loss                                                        $ (12,696)   $  (6,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation expense                                                5,015        3,941
      Changes in working capital:
          Accounts receivable                                               752         (287)
          Accounts payable                                               (1,255)       2,004
          Other accrued liabilities                                      (1,761)      (5,488)
          Deferred taxes                                                 (9,695)      (3,700)
          Other assets                                                      339           84
          Unearned passenger revenues                                    10,018       16,638
          Stock based compensation expense                                  126          119
          Prepaid expenses and other current assets                      (2,546)      (1,931)
                                                                      ---------    ---------
      Net cash (used in) provided by operating activities               (11,703)       5,000

INVESTING ACTIVITIES
      (Increase) decrease in restricted investments                      23,836      (55,000)
      Capital expenditures                                              (69,231)     (53,960)
      Sale (purchase) of marketable securities                            3,393      (13,326)
                                                                      ---------    ---------
      Net cash used in investing activities                             (42,002)    (122,286)

FINANCING ACTIVITIES
      Proceeds from borrowings                                           50,000       25,000
      Net repayments under line of credit agreements                       --         (7,175)
      Principal payments on long term debt and notes payable            (31,282)      (1,212)
      Issuance of trust preferred securities                               --        100,000
      Issuance of common stock                                             --         47,140
      Cash received from the exercise of stock options and
            Employee Stock Purchase Plan                                    439        1,677
      Deferred financing fees                                                (8)      (3,482)
                                                                      ---------    ---------
      Net cash provided by financing activities                          19,149      161,948

Increase (decrease) in cash and cash equivalents                        (34,556)      44,662
Cash and cash equivalents, beginning of period                           52,073       42,399
                                                                      ---------    ---------
Cash and cash equivalents, end of period                              $  17,517    $  87,061
                                                                      =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
      Interest (net of capitalized interest)                          $     786    $     949
      Income taxes                                                    $      51    $       7



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Classic Voyages Co. and its subsidiaries ("the Company") operates four cruise lines under the names of The Delta Queen Steamboat Co., American Hawaii Cruises, United States Lines and Delta Queen Coastal Voyages. The Delta Queen Steamboat Co., through its subsidiaries, owns and operates the American Queen, Mississippi Queen, Delta Queen and Columbia Queen riverboats, which conduct overnight cruise operations on certain U.S. inland waterways. Great Hawaiian Cruise Line, Inc., doing business as American Hawaii Cruises, through its subsidiaries, owns and operates the ss Independence steamship providing overnight cruises among the Hawaiian Islands. Project America Inc., doing business as United States Lines, through its subsidiaries, owns and operates the ms Patriot, which also provides overnight cruises among the Hawaiian Islands. United States Lines will also operate the new Hawaii vessels currently under construction. Delta Queen Coastal Voyages operates the Cape May Light, introduced in early May, and will operate the Cape Cod Light, currently scheduled to be introduced in the fourth quarter of 2001. These new vessels will offer cruises along U.S. coastal waterways. Ocean Development Company, a wholly owned subsidiary of Project America Inc., oversees the design and construction of new vessels.

The accompanying interim financial statements include the accounts of the Company and its subsidiaries and have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following notes to the financial statements highlight significant changes to the notes included in the Form 10-K and such interim disclosures as required by the SEC. These interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements.

Effective January 1, 2001, the Company reclassified certain items within its Statement of Operations from reductions of revenue to increases in operating costs. Specifically, the cost of override commissions paid to travel agents, which pertain to incentive-based commissions paid incremental to the standard commission, as well as the cost of port charges, cancellation insurance premiums and bad debt expense, are currently reflected within the Cost of Operations section of the Company's Statement of Operations. These costs had previously been reflected as reductions within total Revenues. The revenue and cost of operations amounts for all periods presented have been reclassified to conform to the current presentation. The effects of this reclassification increased both Revenues and Cost of Operations by $2.1 million and $1.7 million in 2001 and 2000 respectively, with no effect on Gross Profit or Operating Income. In addition, other previously reported amounts have been reclassified to conform to the current 2001 presentation.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS No. 133, until fiscal years beginning after June 15, 2000. At December 31, 2000 and March 31, 2001 the Company had no derivative financial instruments, nor did it engage in any hedging activities. Therefore, adoption of SFAS No. 133 did not impact the Company's results of operations or financial position. Should the Company elect to engage in derivative and hedging activities in the future, the impact of SFAS No. 133 on the consolidated financial statements would depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

2.   NOTES PAYABLE

At various times during 2000 the Company issued short-term notes guaranteed by the Maritime Administration ("MARAD") pertaining to the construction of the first Hawaii vessel (see note 5) in the aggregate amount of $125 million. The notes pay interest at rates ranging from LIBOR minus 0.05% to LIBOR minus 0.10%.

On January 31, 2001 the Company issued an additional $50 million of notes guaranteed by MARAD bearing interest at LIBOR minus 0.10%. Interest is payable quarterly and the principal amount is due on January 31, 2002. A portion of the proceeds from this issuance was used to pay down $25 million of previously issued notes due January 31, 2001. The Company intends to refinance all of these notes on or before their maturity dates. Proceeds from MARAD-guaranteed debt issuances are deposited into escrow accounts and released periodically to satisfy construction costs related to the Company's shipbuilding program. The dollar amounts contained in such escrow accounts are classified in the Company's balance sheet as Restricted Short-Term Investments. On May 8, 2001 the Company issued an additional $35 million of notes at LIBOR minus 0.10% due April 30, 2002.


3.   LONG-TERM DEBT

Long-term debt consisted of (in thousands):


                                                                                 March 31,  December 31,
                                                                                   2001         2000
                                                                                 ---------  ------------
Ship Financing Note, American Queen Series, floating rate notes                  $ 10,749   $   11,961
Ship Financing Bond, American Queen Series, 7.68% sinking fund bonds               36,198       36,198
Ship Financing Note, Independence Series A, floating rate notes                     6,604        6,604
Ship Financing Bond, Independence Series A, 6.84% sinking fund bonds               13,215       13,215
Ship Financing Note, Independence Series B, floating rate notes due                 1,770        1,770
Ship Financing Bond, Independence Series B, 7.46% sinking fund bonds                3,540        3,540
Ship Financing Bond, Cape May Series, 7.25% sinking fund bonds                     37,900       37,900
Ship Financing Bond, Cape Cod Series, 7.25% sinking fund bonds                     38,500       38,500
Patriot promissory note                                                            79,430       84,500
Revolving credit facility (maximum availability of $30 million at March 31, 2001
    and December 31, 2000)                                                           --           --
                                                                                 --------     ---------
                                                                                  227,906       234,188
Less current portion                                                               14,998        15,768
                                                                                 --------     ---------
                                                                                 $212,908     $ 218,420
                                                                                 ========     =========


The American Queen Series, the Independence Series A and B, Cape May Series and Cape Cod Series debt are guaranteed by the U.S. Government through MARAD and are secured by first mortgages on the American Queen, the ss Independence, the Cape May Light and the Cape Cod Light respectively. These Series contain various covenants which, among other things, require the maintenance of certain financial ratios measured at the end of each year.

On October 16, 2000 the Company issued $37.9 million and $38.5 million of long-term bonds to finance construction of the Cape May Light and Cape Cod Light respectively. Semi-annual principal payments commence six months after delivery of the ships. The bonds are guaranteed by MARAD pursuant to a commitment received by the Company from MARAD on March 31, 2000 for financing guarantees pertaining to the two ships.

On October 18, 2000 the Company acquired the ms Nieuw Amsterdam from Holland America Line ("HAL") for $114.5 million (see Note 5). In connection with the purchase, the Company issued to HAL an $84.5 million promissory note. The promissory note bears interest at a floating rate equal to the prevailing prime rate, which was 9.5% at the time of purchase, and is payable monthly in arrears. Principal paydowns of $5.1 million are scheduled for each March 31st and September 30th, beginning with March 31, 2001, with a final payment of $23.7 million due on January 18, 2007.

In the third quarter of 2000 The Delta Queen Steamboat Co. ("DQSC"), as borrower, amended its credit facility with The Chase Manhattan Bank ("Chase"), as agent, and several participant banks (the "Chase Facility"). The Company has a maximum of $30 million available to it in the form of revolving credit loans until the maturity date of the facility, which is September 13, 2001. Any loans outstanding on the maturity date are converted to non-amortizing term loans which mature September 13, 2002. The amended facility is guaranteed by AMCV and secured by all of the assets of DQSC except the American Queen, Cape May Light and Cape Cod Light and has various limitations and restrictions on investments, additional indebtedness, the construction costs of the new vessels, and other capital expenditures. DQSC is required to comply with certain financial covenants, including maintenance of minimum interest coverage ratios and maximum leverage ratios, as defined. The Company is currently working to obtain MARAD-guaranteed financing for the Columbia Queen. In the event the Company is successful in obtaining such financing, the Columbia Queen vessel would be removed from the facility's collateral base and could affect the amount available to the Company under the facility.


4.  VESSELS UNDER CONSTRUCTION

The Vessels under Construction balance includes payments to shipyards, design and engineering fees, construction management and oversight costs, various owner-supplied items and capitalized interest. There were four vessels under construction as of March 31, 2001. See Note 5 for further information.

Vessels under construction consists of the following (in thousands):


                                             March 31,     December 31,
                                               2001           2000
                                            ---------      -----------
New Hawaii Ship #1                          $ 211,557       $ 175,223
New Hawaii Ship #2                             39,528          27,624
Cape May Light                                 34,147          30,479
Cape Cod Light                                 26,690          25,141
                                            ---------       ---------
                                            $ 311,922       $ 258,467
                                            =========       =========

Capitalized interest on the vessels under construction amounted to $5.1 million and $2.0 million for the three months ended March 31, 2001 and 2000 respectively.


5. COMMITMENTS AND CONTINGENCIES

STOCK APPRECIATION UNITS
In 1999, the Company finalized an agreement with HAL to purchase the ms Nieuw Amsterdam for $114.5 million. The purchase agreement required the Company to make an earnest money deposit of $30 million by January 17, 2000. The Company arranged for an unsecured letter of credit facility with Chase for up to $30 million and satisfied the deposit requirement by posting a letter of credit for $30 million.

Persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), the Company's largest stockholder, guaranteed the letter of credit facility for the Company with Chase for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, the Company paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in the Company's common stock above $21.90 per share. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, the Company deposited $30 million into a cash collateral account with Chase from proceeds received by the Company from the issuance of convertible preferred securities of a subsidiary trust, thereby terminating the Equity guarantee. The Company has the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The price of the Company's right to retire Equity's stock appreciation units was $11 per unit if the Company retired the units by October 15, 2000, $13 per unit if the Company retires the units by October 15, 2001, and $15 per unit if the Company retires the units by October 15, 2002. If the Company does not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of the Company's common stock at such time.

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

HAWAII VESSELS
On March 9, 1999 the Company executed definitive agreements with Ingalls Shipbuilding, Inc. to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each. The contract provides that Ingalls Shipbuilding deliver the first new ship in January 2003 and the second ship in January 2004. We currently estimate the new Hawaii cruise ships to cost approximately $495 million each, including the cost of furnishings, fixtures and equipment, as well as design, engineering and architectural fees, but excluding capitalized interest. Ingalls Shipbuilding is claiming that the Company should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. The Company believes that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted, and the Company intends to assert its rights under the original provisions of the contract. Moreover, the Company believes that it has meritorious claims against Ingalls arising under the express terms of the contract. The shipbuilding contract provides the Company an option to build up to four additional vessels. Ingalls Shipbuilding will provide a limited warranty for the design, material and workmanship of each vessel for one year after delivery.

COASTAL VESSELS
The Company has been constructing two new coastal cruise vessels for our Delta Queen Coastal Voyages line at Atlantic Marine, Inc. of Jacksonville, Florida. The first vessel, the Cape May Light, was delivered on April 12, 2001. The second vessel, the Cape Cod Light, is expected to be delivered in the third quarter of 2001. Each vessel is expected to have a total project cost, including furnishing, fixtures and equipment and design and architectural fees, of approximately $40 million to $42 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 224 passengers. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery.


6.   STOCKHOLDERS' EQUITY

ACCUMULATED DEFICIT

Changes in accumulated deficit for the three months ended March 31, 2001 were (in thousands):

         Accumulated deficit at December 31, 2000.............    $(29,645)
         Net loss.............................................     (12,696)
                                                                  --------
         Accumulated deficit at March 31, 2001................    $(42,341)
                                                                  ========


7.   EARNINGS PER SHARE

As the Company reported losses for the quarters ended March 31, 2001 and 2000, diluted earnings per share was computed in the same manner as basic earnings per share. Conversion of convertible preferred securities is not assumed, as the result would be antidilutive to the loss per share.


8.   HEADQUARTERS RELOCATION

On September 8, 2000 the Company announced its intention to relocate its corporate and operational headquarters, from Chicago, Illinois and New Orleans, Louisiana respectively, to a new leased facility which is being constructed in Sunrise, Florida. Construction of the new facility is expected to be completed in November 2001 and the relocation is expected to be largely complete by early 2002. The Company has offered to relocate most employees to the new location but the number of employees intending to relocate was largely undetermined as of March 31, 2001. The Company will incur severance and retention costs pertaining to those employees choosing not to relocate. At December 31, 2000 the Company had accrued $0.6 million to recognize severance expenses for employees that had communicated to the Company in writing their intention not to relocate. For the three-month period ending March 31, 2001 the Company accrued an additional $0.1 million of severance expenses and made payments of $0.5 million against the accrual. Also during the three-month period ending March 31, 2001 the Company charged to expense $0.4 million in retention bonuses that were paid to employees. The Company may also incur lease termination expenses or a write-off of leasehold improvements if it elects to vacate its Chicago or New Orleans facilities. At this time the Company has not determined whether it will completely vacate these facilities and therefore is unable to determine the potential costs, if any, it will incur in connection with terminating the leases or writing off the leasehold improvements.


9.   SUBSEQUENT EVENT

On May 8, 2001 the Company issued an additional $35 million of MARAD-guaranteed short-term notes in connection with the construction of the first Hawaii vessel. The notes mature April 30, 2002 and pay interest at LIBOR minus 0.10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate four cruise lines:
Delta Queen Steamboat Co., which owns and operates the American Queen, Mississippi Queen and Delta Queen steamboats and the Columbia Queen riverboat; Delta Queen Coastal Voyages, which owns and will operate the Cape May Light and Cape Cod Light; American Hawaii, which owns and operates the ss Independence steamship; and United States Lines, which owns and operates the ms Patriot.

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

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize these deposits as revenue on a pro-rata basis during the associated cruise. Operations data expressed as a percentage of total revenue for the periods indicated is as follows:

                                            For the three months ended March 31,
                                                  2001                2000
                                            ----------------    ----------------
    Revenues                                      100%                100%
    Costs and expenses:
      Operating expenses                           86                  74
       Selling, general and administrative         37                  40
      Depreciation                                  8                  10
    Operating loss                                (31)                (24)
    Net loss                                      (20)                (16)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Selected operating statistics for the periods indicated are as follows:

                                                  Three Months
                                                 Ended March 31,
                                              ---------------------
                                                 2001       2000
                                              ---------   ---------
Fare revenue per passenger night              $    186    $    224
Total revenue per passenger night             $    294    $    325

Weighted average operating days (1):
     Delta Queen                                    57          63
     American Hawaii                                83          73
     United States Lines                            90        --

Vessels capacity per day (berths) (2):
     Delta Queen                                 1,187       1,026
     American Hawaii                               860         860
     United States Lines                         1,212        --

Passenger nights (3)
                                               218,203     125,105
Physical occupancy percentage (berths) (4)          88%         98%


---------------

(1) Weighted average operating days for each cruise line is determined by dividing capacity passenger nights for each cruise line by the cruise line's total vessel capacity per day. Capacity passenger nights is determined by multiplying, for the respective period, the actual operating days of each vessel by each vessel's capacity per day.

(2) Vessel capacity per day represents the number of passengers each cruise line can carry assuming double occupancy for cabins which accommodate two or more passengers. Some cabins on the Patriot, Independence and the American Queen can accommodate three or four passengers.

(3) A passenger night represents one passenger spending one night on a vessel; for example, one passenger taking a three-night cruise would generate three passenger nights.

(4) Physical occupancy percentage is passenger nights divided by capacity passenger nights.


Delta Queen's operations are seasonal. Historically, we have had greater passenger interest and higher yields in the spring and fall months of the year. The vessels typically undergo their annual lay-ups in December or January, and the Columbia Queen does not operate during the first three months of the year. While American Hawaii has historically experienced greater passenger interest in the summer and fall months of the year, quarterly variations in its revenues have been significantly less than those of Delta Queen. As United States Lines operates in the same market as American Hawaii, we expect the seasonal trends for United States Lines eventually to be similar to those historically experienced by American Hawaii.

Effective January 1, 2001, we reclassified certain items within our Statement of Operations from reductions of revenue to increases in operating costs. Specifically, the cost of override commissions paid to travel agents, which pertain to incentive-based commissions paid incremental to the standard commission, as well as the cost of port charges, cancellation insurance premiums and bad debt expense, are currently reflected within the Cost of Operations section of the Statement of Operations. These costs had previously been reflected as reductions within total revenues. The revenue and cost of operations amounts for all periods presented have been reclassified to conform to the current presentation. The effects of this reclassification increased both Revenues and Cost of Operations by $2.1 million and $1.7 million in 2001 and 2000 respectively, with no effect on Gross Profit or Operating Income.


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

Revenues for the first quarter were $64.2 million, an increase of $23.5 million, or 58%, over the first quarter of 2000. The total revenues increase is comprised of a $12.7 million increase in fare revenues for the quarter and a $10.8 million increase in other revenue, primarily passenger air and onboard revenues. The increase in fare revenues for the quarter was attributable to the $18.4 million generated by the ms Patriot, introduced into

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

service in December 2000, partially offset by declines in occupancy and fare per diems (which are defined as total fare revenues per passenger night) at American Hawaii's ss Independence and the Delta Queen steamboats. Fare revenues at American Hawaii decreased by $4.5 million in the first quarter of 2001 as compared to the first quarter of 2000, as fare per diems fell from $214 in 2000 to $174 in 2001 and occupancy levels declined from 103% in 2000 to 76% in 2001. These decreases in occupancy and fare per diems are primarily the result of a 140% increase in berth capacity in the 7 day Hawaii cruise market, brought about by the introduction of the Patriot. Fare revenues for the Delta Queen steamboats decreased by $1.2 million in the first quarter of 2001 as compared to the first quarter of 2000, as occupancy levels were at 86% as compared to 93% in the prior year, and fare per diems declined by 6% from $235 in 2000 to $221 in 2001. The decline in fare per diems and occupancy levels were a function of the downturn in the overall economy and its effects on discretionary consumer spending, as well as competitive pricing in the leisure industry and the Hawaii tourism market. Revenues were also adversely impacted by the lack of a strong base of group sales for 2001. While plans are in place to reestablish the group sales base for 2002, we expect our yields, which are a function of fare per diems and occupancy levels, to decline further as 2001 progresses.

On February 20, 2001, the ms Patriot returned to its home port so that a thruster bearing in the vessel's generator drive train could be replaced. This resulted in refunds issued to passengers of $1.6 million, which was recorded in the first quarter, and travel discounts for a future cruise expected to cost approximately $0.5 million, which will be expensed as incurred. On March 24, the ss Independence underwent an unscheduled dry-dock to repair its bow thruster. The vessel was out of service for a period of seven days, and the cost of the repairs was approximately $0.5 million.

Cost of Operations increased by $25.4 million, or 85%, due primarily to the introduction of the ms Patriot, which was placed into service in December 2000. Unscheduled repairs to the ss Independence in March of approximately $0.5 million, and fixed vessel operation costs pertaining to the Columbia Queen, which was not in service during the first quarter of 2000, also contributed to this increase.

Selling, General and Administrative (SG&A) Expenses, increased in the first quarter by $7.6 million to $24.0 million in 2001. The increase is due primarily to a $4.7 million increase in marketing expenses for the quarter, $2.0 million of which is attributable to the Delta Queen coastal vessels not in service during the quarter and the remainder of which is attributable to the ms Patriot, which is in its first full year of operations. In addition, we incurred $0.9 million in start-up expenses during the quarter related to the introduction of the two Delta Queen Coastal vessels. No start-up expenses were incurred during the prior year. We also wrote off $0.2 million during the quarter for brochures that are no longer in use. The remaining SG&A increase is due to increased expenses associated with our expansion plans. Excluding the start-up expenses, SG&A decreased as a percentage of net revenues SG&A from 40.2% in 2000 to 35.9% in 2001.

Operating loss increased by $10.6 million, from $9.6 million in 2000 to $20.2 million in 2001, as the growth in operating costs and SG&A outpaced the growth in revenues. During the next few months we will undertake various initiatives to reduce SG&A expenses in response to our current revenue outlook.

Interest expense increased from $1.0 million in to 2000 to $2.1 million in 2001. The increase is due to higher debt levels in connection with our shipbuilding programs, partially offset by $5.1 million of capitalized interest in the first quarter of 2001 as compared to $2.0 million in the first quarter of 2000.

Income tax benefit increased by $6.0 million in 2001 due to higher pre-tax losses and a higher estimated effective tax rate for 2001.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
For the three months ended March 31, cash used in operations, before changes in unearned passenger revenue, was $21.7 million in 2001 as compared to $11.6 million in 2000. The increase in 2001 is mainly due to a $10.6 million increase in operating loss for the first quarter, resulting from higher SG&A and vessel operations expenses. The increase in unearned passenger revenues was $10.0 million in 2001 as compared to $16.6 million in 2000, primarily due to declining yields and lower advance reservations at American Hawaii and United States Lines in 2001.

Cash used in investing activities totaled $42.0 million in 2001 as compared to $122.3 million in 2000. In 2000, we placed $55.0 million of debt proceeds into escrow accounts in connection with our shipbuilding programs and purchased $13.3 million of marketable securities, as compared to 2001 when a net of $23.8 million was released from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

escrow accounts (see note 2 to the Consolidated Financial Statements) and we sold $3.4 million of marketable securities. Capital expenditures increased $15.3 million in 2001, mainly due to higher spending for the construction of new vessels. We spent $54.2 million in 2001 for the new Hawaii cruise ships under construction as compared to $25.2 million during 2000, and $6.5 million on the Delta Queen coastal vessels in 2001 as compared to $9.0 million spent in 2000. We also spent $14.9 million in 2000 for renovation and refurbishment of the Columbia Queen with no comparable amount in 2001. Other capital expenditures of $8.5 million in 2001, as compared to $4.9 million in 2000, were mainly related to capital improvements on existing vessels.

Cash received from financing activities was $19.1 million in 2001 as compared to $161.9 million in 2000, as we raised $96.3 million from an offering of convertible preferred securities of a subsidiary trust and $46.8 million from a common stock offering in the first quarter of 2000, as discussed below.

On February 22, 2000 we completed an offering of 2,000,000 trust convertible preferred securities. Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of common stock. The net proceeds, after underwriting fees and other expenses, were $96.3 million. A portion of the proceeds were used to fund the letter of credit facility related to the ms Nieuw Amsterdam purchase and to pay outstanding amounts on the Chase credit facility.

On February 22, 2000 we also completed an offering of an additional 2,000,000 shares of common stock. The net proceeds, after underwriting commissions and other expenses, were $46.8 million and are being used for construction of the second Hawaii vessel.

For the Hawaii cruise market, we are constructing two new cruise ships over the next several years. On March 9, 1999 we signed a definitive agreement with Ingalls Shipbuilding to construct two passenger ships, each containing approximately 1,900 passenger berths, with options to build up to four additional vessels. The contract provides that Ingalls Shipbuilding deliver the first new ship in January 2003 and the second ship in January 2004. We currently estimate the new Hawaii cruise ships to cost approximately $495 million each, including the cost of furnishings, fixtures and equipment, as well as design, engineering and architectural fees, but excluding capitalized interest. Ingalls Shipbuilding is claiming that we should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. We believe that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted, and we intend to assert our rights under the original provisions of the contract. Moreover, we believe that we have meritorious claims against Ingalls arising under the express terms of the contract. In the first quarter of 2001 we spent $42.1 million on construction of the first Hawaii vessel and $12.0 million on construction of the second vessel, including capitalized interest. For the balance of 2001, we expect to spend approximately $229 million, excluding capitalized interest, on building the two new Hawaii cruise vessels and completing construction of the Cape May Light and Cape Cod Light.

We intend to finance a significant portion of the construction cost of the Hawaii cruise ships through the Maritime Administration ("MARAD"), which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. In April 1999 we received commitments from MARAD for financing guarantees for debt of up to 87.5% of the cost of the vessels. During the 12 months ending December 31, 2000 we placed three separate issuances of short-term notes guaranteed by MARAD totaling $125 million. These notes bear interest ranging from the London Interbank Offer Rate, or LIBOR, minus 0.05% to LIBOR minus 0.10%. On January 31, 2001 we issued $50 million of notes guaranteed by MARAD bearing interest at LIBOR minus 0.10% and due on January 31, 2002. A portion of the proceeds from this issuance was used to pay down $25 million of notes issued in 2000 that were due January 31, 2001. On May 8, 2001 we issued an additional $35 million notes due April 30, 2002 at LIBOR minus 0.10%.

We intend to refinance all of these notes on or before their maturity dates by issuing long-term bonds. In the current market, this type of debt generally bears interest at a rate of 100 to 175 basis points over the comparable U.S. government obligations and can have a term of up to 25 years from the date of delivery of the vessel. The loans generally amortize on either a straight-line basis or on a mortgage-style basis over the term of the loan, commencing after the delivery date.

We have been constructing two new coastal cruise vessels for our Delta Queen Coastal Voyages line at Atlantic Marine, Inc. of Jacksonville, Florida. The first vessel, the Cape May Light, was delivered April 12, 2001. The second vessel, the Cape Cod Light, is expected to be delivered in the third quarter of 2001. Each 224-passenger vessel is expected to have a total project cost, including furnishing, fixtures and equipment, as well as design and architectural fees, but excluding capitalized interest, of approximately $40 million to $42 million. On October 16, 2000 we issued

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

$37.9 million and $38.5 million of 7.25% long-term bonds to finance construction of the Cape May Light and Cape Cod Light respectively. Semi-annual principal payments commence six months after delivery of the ships. The bonds are guaranteed by MARAD pursuant to a commitment we received from MARAD on March 31, 2000 for financing guarantees pertaining to the two ships.

Under the terms of an agreement finalized on October 15, 1999, we acquired the ms Nieuw Amsterdam from Holland America Line ("HAL") on October 18, 2000 for $114.5 million. Upon taking delivery of the vessel, we renamed it the ms Patriot and we are operating it as a 1,212-passenger U.S.-flagged vessel serving the Hawaiian market. This is the first ship that we intend to operate under the United States Lines brand name. The purchase price was financed with $30 million of proceeds from the issuance of convertible preferred securities of a subsidiary trust and an $84.5 million promissory note issued to HAL by us. The promissory note bears interest at a floating rate equal to the prevailing prime rate, which was 9.5% at the time of purchase, and is payable monthly in arrears. Principal paydowns of $5.1 million are scheduled for each March 31st and September 30th, beginning with March 31, 2001, with a final payment of $23.7 million due on January 18, 2007. We also incurred $20.4 million in refurbishment, renovation and other capital expenditures necessary to ready the vessel for service. This amount was funded from operating cash flow. The vessel was placed into service on December 9, 2000.

The 1999 purchase contract with HAL required us to make an earnest money deposit of $30 million by January 17, 2000. Persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), our largest stockholder, guaranteed our letter of credit facility with The Chase Manhattan Bank ("Chase") for up to $30 million, thereby allowing us to obtain the facility from its inception until February 22, 2000. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, we paid Equity a commitment fee of $0.5 million in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, we deposited $30 million into a cash collateral account with Chase from proceeds received from the issuance of convertible preferred securities of a subsidiary trust, thereby terminating the Equity guarantee. Equity may exercise its right to receive payment during the two years following the third anniversary of the date of the agreement, subject to our right to retire Equity's stock appreciation units, at escalating prices, prior to the third anniversary of the agreement. (See Note 5 to the Consolidated Financial Statements for further information).

In February 1999 The Delta Queen Steamboat Co. ("DQSC") entered into a credit agreement with a group of lenders, with Chase as agent. This agreement provided for a revolving credit facility of up to $70 million to fund the expansion of the Delta Queen line. Upon the completion of MARAD financing for the two Delta Queen coastal vessels, this facility was amended in the third quarter of 2000 whereby DQSC has a maximum of $30 million available to it in the amount of revolving credit loans until the maturity date of the facility, which is September 13, 2001. Any amounts outstanding on the maturity date will be converted to a non-amortizing term loan which matures on September 13, 2002. Borrowings under the facility bear interest at either (1) the greater of Chase's prime rate or alternative base rates plus a margin ranging from 0.50% to 0.75%, or (2) LIBOR plus a margin ranging from 1.50% to 1.75%. We are also required to pay an unused commitment fee of 0.50% per annum. The facility is secured by all of the assets of DQSC, except for the American Queen, Cape May Light and Cape Cod Light. The terms of the facility require DQSC to maintain certain financial performance ratios and contain limitations on investments, additional indebtedness, construction costs of new vessels and other capital expenditures. We are currently working to obtain MARAD-guaranteed financing for the Columbia Queen. In the event we are successful in obtaining such financing, the Columbia Queen vessel would be removed from the facility's collateral base and could affect the amount available to us under the facility.

In the first quarter of 2001 the regularly scheduled dry-docking of the Mississippi Queen and lay-ups of the other Delta Queen riverboats were completed at a cost of approximately $7.8 million, including capital expenditures, repairs and maintenance and was funded from cash on hand.

We believe we will have adequate access to capital resources, both internally and externally, to meet our current short-term and long-term capital commitments and working capital needs. Such resources may include cash on hand, new borrowings from lenders, and the ability to secure additional financing through the capital markets. However, in the event that we are unable to reduce our operating expenses or increase our revenues from operations in order to reduce our operating losses, we may need to secure additional financing to fund our expansion plans. In the event that we need additional funding and are unable to obtain new financing on terms acceptable to us or at all, we may be forced to postpone, curtail or terminate some of our expansion plans. See the "Risk Factors" section of our Form 10-K for a more complete discussion regarding our expansion plans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

RESCISSION  OF ACCOUNTING METHOD
On November 2, 1999 we announced that we had rescinded our prior adoption of the American Institute of Certified Public Accountants Accounting Standards Executive Committee's Statement of Position ("SOP") No. 93-7, "Reporting on Advertising Costs", relating to the deferral of direct response advertising costs. The deferral method provided for in SOP 93-7 was adopted in 1999, and made effective as of January 1, 1999. Under SOP 93-7, we deferred recognition of direct response advertising costs related to direct response advertising efforts for future cruises. These deferred costs were recognized in the periods that the cruises promoted by the efforts were completed, and the related cruise revenue recognized. We rescinded our adoption of SOP 93-7 due to difficulties we encountered in implementing the new method. In rescinding SOP 93-7, we returned to our prior method of recognizing expenses for direct response advertising costs when those costs are incurred. As a result of the rescission of SOP 93-7, we restated our earnings for the first quarter of 1999 to reflect a loss of $6.3 million, or ($0.44) per share, compared to our previously reported loss of $4.5 million, or ($0.32) per share. We also restated our earnings for the second quarter of 1999 to $2.5 million, or $0.14 per share, compared to our previously reported earnings of $2.4 million, or $0.13 per share. As previously disclosed, the Securities and Exchange Commission has been conducting an informal investigation into our adopting and then rescinding the AICPA's Statement of Position 93-7 relating to the deferral of direct response advertising costs. While the SEC has not brought any formal proceedings against us, it is possible that the SEC's informal inquiry or a subsequent formal inquiry or proceeding could result in orders, sanctions or penalties against us. We cannot predict at this time whether any such orders, sanctions or penalties would have a material impact.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS No. 133, until fiscal years beginning after June 15, 2000. At December 31, 2000 and March 31, 2001 we had no derivative financial instruments, nor do we engage in any hedging activities. Therefore, adoption of SFAS No. 133 did not impact our results of operations or financial position. Should we elect to engage in derivative and hedging activities in the future, the impact of SFAS No. 133 on the consolidated financial statements would depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

OTHER MATTERS
On September 8, 2000 the Company announced its intention to relocate its corporate and operational headquarters, from Chicago, Illinois and New Orleans, Louisiana respectively, to a new leased facility which is being constructed in Sunrise, Florida. In connection with the move, we are eligible to receive economic incentives from the State of Florida, Broward County and the City of Sunrise of up to $4.2 million once certain conditions are met. The economic benefits we may receive include tax refunds beginning in 2002 under Florida's Qualified Target Industry Tax (QTI) Refund Program, state job training funds and certain cash grants approved by the local municipalities. These benefits will be recognized as they are earned. Construction of the new facility is expected to be completed in November 2001 and the relocation is expected to be largely complete by early 2002. We have offered to relocate most employees to the new location but the number of employees intending to relocate was largely undetermined as of March 31, 2001. We will incur severance and retention costs pertaining to those employees choosing not to relocate. We also expect to incur employee relocation costs and additional relocation expenses to move equipment and furniture, which will be expensed as incurred. As of March 31, 2001 we have not recognized any expense for relocation of employees or Company assets. For the three-month period ending March 31, 2001 we accrued an additional $0.1 million of severance expenses and made payments of $0.5 million against the accrual. Also during the three-month period ending March 31, 2001 we charged to expense $0.4 million in retention bonuses that were paid to employees. We may also incur lease termination expenses or a write-off of leasehold improvements if we elect to vacate our Chicago or New Orleans facilities. At this time we have not determined whether we will completely vacate these facilities and are therefore unable to determine the potential costs, if any, we will incur in connection with terminating the leases or writing off the leasehold improvements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to us, see Part I Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There have been no significant developments with respect to exposure to market risk.

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




                                           AMERICAN CLASSIC VOYAGES CO.



                                       By: /s/ Philip C. Calian
                                           ----------------------------------
                                           Philip C. Calian
                                           Chief Executive Officer



                                       By: /s/ Randall L. Talcott
                                           ----------------------------------
                                           Randall L. Talcott
                                           Vice President-Finance and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)



Dated:  MAY 15, 2001