Form 10-Q
period 2001-06-30
AMERICAN CLASSIC VOYAGES CO
filed 2001-08-14
CIK 315136

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q



         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


As of June 30, 2001 there were 21,101,308 shares of Common Stock outstanding.


================================================================================

                          AMERICAN CLASSIC VOYAGES CO.
                                    FORM 10-Q
                                  JUNE 30, 2001

                                      INDEX

ITEM DESCRIPTION                                                           PAGE
                                                                           ----

Part I.   Financial Information:

          Item 1.   Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets at June 30, 2001 and
                    December 31, 2000                                        3

                    Consolidated Statements of Operations for the Three
                    and Six Months Ended June 30, 2001 and 2000              4

                    Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2001 and 2000                      5

                    Notes to Consolidated Financial Statements               6


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     11


          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                             18

Part II.  Other Information:

          Item 1.   Legal Proceedings                                       19

          Item 6.   Exhibits and Reports on Form 8-K                        19






RISK FACTORS AND FACTORS CONCERNING FORWARD LOOKING STATEMENTS
Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q, in the Company's press releases and in oral statements and presentations made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, assumptions and other factors. Such factors include, among other things, construction delays, complications or cost overruns in connection with the construction of new vessels; increases in cruise industry capacity and competition, as well as general business and economic conditions which may impact passenger yields and demand for the Company's products; unscheduled repairs and/or dry-dockings of the Company's vessels; the inability to obtain sufficient capital on commercially acceptable terms or generate sufficient funds from operations to finance the Company's expansion plans and ongoing operations; successful completion of expansion plans, including the construction of new vessels; and the impact of changes and/or repeal of laws and implementation of government regulations.

                          AMERICAN CLASSIC VOYAGES CO.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except share information)


                                                                                June 30,         December 31,
                                                                                  2001              2000
                                                                               (Unaudited)        (Audited)
                                                                               -----------       ------------
ASSETS
Cash and cash equivalents                                                       $  76,728         $  52,073
Restricted short-term investments                                                  35,501            62,954
Marketable securities                                                                 -               7,843
Accounts receivable                                                                 4,878             4,552
Inventory                                                                           7,231             5,417
Prepaid air tickets                                                                 8,395             3,646
Prepaid expenses and other current assets                                           5,358             4,814
                                                                                ---------         ---------
            Total current assets                                                  138,091           141,299

Property and equipment, net                                                       361,813           320,657
Vessels under construction                                                        301,337           258,467
Deferred income taxes, net                                                         35,277            19,744
Other assets                                                                       14,237            12,448
                                                                                ---------         ---------
            Total Assets                                                        $ 850,755         $ 752,615
                                                                                =========         =========


LIABILITIES
Accounts payable                                                                $  16,032         $  41,930
Short-term notes payable                                                          185,000           100,000
Other accrued liabilities                                                          36,302            28,581
Current portion of long-term debt                                                  45,882            15,768
Unearned passenger revenues                                                        67,125            49,413
                                                                                ---------         ---------
            Total current liabilities                                             350,341           235,692

Notes payable, non-current portion                                                    -              25,000
Long-term debt, less current portion                                              246,157           218,420
                                                                                ---------         ---------
            Total liabilities                                                   $ 596,498         $ 479,112


Convertible preferred securities of a subsidiary trust holding solely
7% convertible subordinated debentures of the Company                           $ 100,000         $ 100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value (10,000,000 shares authorized;
     none issued and outstanding at June 30, 2001 and December 31, 2000)        $     -           $     -
Common stock, $.01 par value (100,000,000 shares authorized;
     21,101,308 and 20,969,183 shares issued and outstanding at
     June 30, 2001 and December 31, 2000 respectively)                                211               210
Additional paid-in capital                                                        205,544           204,555
Accumulated deficit                                                               (50,042)          (29,645)
Treasury stock, at cost (51,000 shares)                                              (757)             (757)
Unearned restricted stock and stock units                                            (699)             (860)
                                                                                ---------         ---------
            Total stockholders' equity                                            154,257           173,503
                                                                                ---------         ---------
            Total liabilities and stockholders' equity                          $ 850,755         $ 752,615
                                                                                =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, except per share information)
                                   (Unaudited)

                                                                For the Three Months          For the Six Months
                                                                   Ended June 30,               Ended June 30,
                                                              ------------------------     ------------------------
                                                                 2001           2000          2001           2000
                                                              ---------      ---------     ---------      ---------
Revenues                                                      $  78,103      $  60,776     $ 142,256      $ 101,460
Cost of operations (exclusive of depreciation expense)           58,854         37,908       114,174         67,867
                                                              ---------      ---------     ---------      ---------
Gross profit                                                     19,249         22,868        28,082         33,593
Selling, general and administrative expenses                     26,041         16,808        50,028         33,172
Depreciation expense                                              5,449          4,015        10,464          7,956
                                                              ---------      ---------     ---------      ---------
Operating income (loss)                                         (12,241)         2,045       (32,410)        (7,535)
Interest income                                                     906          1,901         2,535          3,164
Interest expense and other financing costs                        1,749             27         3,801          1,031
Accrued distributions on convertible preferred securities
and related financing costs                                       1,814          1,811         3,611          2,609
Other (income) expense                                           (3,622)             7        (3,618)             7
                                                              ---------      ---------     ---------      ---------
Income (loss) before income taxes                               (11,276)         2,101       (33,669)        (8,018)
Income tax expense (benefit)                                     (3,575)           777       (13,272)        (2,962)
                                                              ---------      ---------     ---------      ---------
Net income (loss)                                             $  (7,701)     $   1,324     $ (20,397)     $  (5,056)
                                                              =========      =========     =========      =========


PER SHARE INFORMATION
Basic:
Weighted-average shares outstanding                              21,131         20,853        21,110         20,208
Loss per share                                                $   (0.36)     $    0.06     $   (0.97)     $   (0.25)

Diluted:
Weighted-average shares outstanding                              21,131         21,396        21,110         20,208
Loss per share                                                $   (0.36)     $    0.06     $   (0.97)     $   (0.25)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (In Thousands, except per share information)
                                   (Unaudited)

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                        ------------------------
                                                                           2001           2000
                                                                        ---------      ---------
OPERATING ACTIVITIES
      Net loss                                                          $ (20,397)     $  (5,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation expense                                                 10,464          7,956
      Changes in working capital:
          Accounts receivable                                                (326)        (1,373)
          Accounts payable                                                (11,926)           292
          Other accrued liabilities                                         7,961          1,962
          Deferred taxes                                                  (15,458)        (2,924)
          Other assets                                                     (1,702)           747
          Unearned passenger revenues                                      17,712         13,967
          Stock based compensation expense                                    425            570
          Prepaid expenses and other current assets                        (7,186)        (3,246)
                                                                        ---------      ---------
      Net cash (used in) provided by operating activities                 (20,433)        12,895

INVESTING ACTIVITIES
      (Increase) decrease in restricted investments                        27,453        (30,000)
      Capital expenditures                                               (108,462)      (116,321)
      Sale (purchase) of marketable securities                              7,843        (13,274)
                                                                        ---------      ---------
      Net cash used in investing activities                               (73,166)      (159,595)

FINANCING ACTIVITIES
      Proceeds from borrowings                                            120,471         25,000
      Net borrowings (repayments) under line of credit agreements          29,500         (7,175)
      Principal payments on long term debt and notes payable              (32,120)        (2,050)
      Issuance of trust preferred securities                                  -          100,000
      Issuance of common stock                                                -           46,820
      Cash received from the exercise of stock options and
          Employee Stock Purchase Plan                                        439          4,158
      Deferred financing fees                                                 (36)        (4,084)
                                                                        ---------      ---------
      Net cash provided by financing activities                           118,254        162,669

Increase (decrease) in cash and cash equivalents                           24,655         15,969
Cash and cash equivalents, beginning of period                             52,073         42,399
                                                                        ---------      ---------
Cash and cash equivalents, end of period                                $  76,728      $  58,368
                                                                        =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
      Interest (net of capitalized interest)                            $   2,894      $     949
      Income taxes                                                      $      51      $      71


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERICAN CLASSIC VOYAGES CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Classic Voyages Co. and its subsidiaries ("the Company") operates four cruise lines under the names of The Delta Queen Steamboat Co., American Hawaii Cruises, United States Lines and Delta Queen Coastal Voyages. The Delta Queen Steamboat Co., through its subsidiaries, owns and operates the American Queen, Mississippi Queen, Delta Queen and Columbia Queen riverboats, which conduct overnight cruise operations on certain U.S. inland waterways. Great Hawaiian Cruise Line, Inc., doing business as American Hawaii Cruises, through its subsidiaries, owns and operates the ss Independence steamship providing overnight cruises among the Hawaiian Islands. Project America Inc., doing business as United States Lines, through its subsidiaries, owns and operates the ms Patriot, which also provides overnight cruises among the Hawaiian Islands. United States Lines will also operate the new Hawaii vessels currently under construction. Delta Queen Coastal Voyages operates the Cape May Light, introduced in early May, and will operate the Cape Cod Light, currently scheduled to be introduced in the second quarter of 2002. The new coastal vessels will offer cruises along U.S. coastal waterways. Ocean Development Company, a wholly owned subsidiary of Project America Inc., oversees the design and construction of new vessels.

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

Effective January 1, 2001, the Company reclassified certain items within its Statement of Operations from reductions of revenue to increases in operating costs. Specifically, the cost of override commissions paid to travel agents, which pertain to incentive-based commissions paid incremental to the standard commission, as well as the cost of port charges, cancellation insurance premiums and bad debt expense, are currently reflected within the Cost of Operations section of the Company's Statement of Operations. These costs had previously been reflected as reductions within total Revenues. The revenue and cost of operations amounts for all periods presented have been reclassified to conform to the current presentation. The effects of this reclassification increased both Revenues and Cost of Operations by $2.8 million and $2.5 million for the three months ended June 30, 2001 and 2000 respectively, and by $4.9 million and $4.2 million for the six months ended June 30, 2001 and 2000 respectively, with no effect on Gross Profit or Operating Income. In addition, other previously reported amounts have been reclassified to conform to the current 2001 presentation.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" to defer the effective date of SFAS No. 133, until fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 did not impact the Company's results of operations or financial position. Should the Company elect to engage in significant derivative and hedging activities in the future, the impact of SFAS No. 133 on the consolidated financial statements would depend on a variety of factors including the level of future hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

2.   NOTES PAYABLE

At various times during 2000 the Company issued short-term notes in the aggregate principal amount of $125 million. The notes are guaranteed by the Maritime Administration ("MARAD") and were issued to finance the construction of the first Hawaii vessel (see note 5). The notes pay interest at rates ranging from LIBOR minus 0.05% to LIBOR minus 0.10%.

On January 31, 2001 the Company issued an additional $50 million of notes guaranteed by MARAD bearing interest at LIBOR minus 0.10%. Interest is payable quarterly and the principal amount is due on January 31, 2002. A portion of the proceeds from this issuance was used to pay down $25 million of previously issued notes due January 31, 2001. On May 8, 2001 the Company issued an additional $35 million of notes at LIBOR minus 0.10% due April 30, 2002. The Company intends to refinance all of these notes on or before their maturity dates. Proceeds from MARAD-guaranteed debt issuances are deposited into escrow accounts and released periodically to fund construction costs related to the Company's shipbuilding program. The dollar amounts contained in such escrow accounts are classified in the Company's balance sheet as Restricted Short-Term Investments.


3.   LONG-TERM DEBT

Long-term debt consisted of (in thousands):

                                                                                      June 30,      December 31,
                                                                                        2001            2000
                                                                                      --------------------------
Ship Financing Note, American Queen Series, floating rate notes                       $ 10,749        $ 11,961

Ship Financing Bond, American Queen Series, 7.68% sinking fund bonds                    36,198          36,198

Ship Financing Note, Independence Series A, floating rate notes                          5,943           6,604

Ship Financing Bond, Independence Series A, 6.84% sinking fund bonds                    13,215          13,215

Ship Financing Note, Independence Series B, floating rate notes                          1,593           1,770

Ship Financing Bond, Independence Series B, 7.46% sinking fund bonds                     3,540           3,540

Ship Financing Bond, Cape May Series, 7.25% sinking fund bonds                          37,900          37,900

Ship Financing Bond, Cape Cod Series, 7.25% sinking fund bonds                          38,500          38,500

Patriot promissory note                                                                 79,430          84,500

Columbia Queen Series A, 6.25% preferred ship mortgage                                  18,059              --

Columbia Queen Series B, 6.7% preferred ship mortgage                                   17,412              --

Revolving credit facility (maximum availability of $0 at June 30, 2001 and $30
    million at December 31, 2000)                                                       29,500              --
                                                                                      --------------------------
                                                                                       292,039         234,188

Less current portion                                                                    45,882          15,768
                                                                                      --------------------------
                                                                                      $246,157        $218,420
                                                                                      ==========================


On May 16, 2001 the Company issued two series of mortgage style bonds secured by the Columbia Queen riverboat. The Series A bonds have a principal amount of $18.1 million and a term of 16 years. Semi-annual payments of approximately $0.9 million, encompassing both principal and interest, begin in November of 2001. The Series B bonds have a principal amount of $17.4 million. Semi-annual interest payments begin in November of 2001. Semi-annual payments of approximately $1.5 million, encompassing both principal and interest, begin in 2018 and end in 2025.

The American Queen Series, the Independence Series A and B, Cape May Series, Cape Cod Series and Columbia Queen series A and B debt are guaranteed by the U.S. Government through MARAD and are secured by first mortgages on the American Queen, the ss Independence, the Cape May Light, the Cape Cod Light and the Columbia Queen respectively. These Series contain various covenants which, among other things, require the maintenance of certain financial ratios measured at the end of each year.

On October 16, 2000 the Company issued $37.9 million and $38.5 million of long-term bonds to finance construction of the Cape May Light and Cape Cod Light respectively. The bonds are guaranteed by MARAD pursuant to a commitment received by the Company from MARAD on March 31, 2000 for financing guarantees pertaining to the two ships. Semi-annual principal payments for the Cape May Light will commence in November 2001. Semi-annual principal payments for the Cape Cod Light will commence six months after its delivery.

On October 18, 2000 the Company acquired the ms Nieuw Amsterdam from Holland America Line ("HAL") for $114.5 million (see Note 5). In connection with the purchase, the Company issued to HAL an $84.5 million promissory note. The promissory note bears interest at a floating rate equal to the prevailing prime rate and is payable monthly in arrears. Principal paydowns of $5.1 million are scheduled for each March 31st and September 30th, beginning March 31, 2001, with a final payment of $23.7 million due on January 18, 2007.

At June 30, 2001 The Delta Queen Steamboat Co. ("DQSC") had a revolving credit facility with The Chase Manhattan Bank ("Chase"), as agent, and several participant banks (the "Chase Facility"). Under the previously amended terms of the facility, the Company had a maximum of $30 million available to it in the form of revolving credit loans until the September 13, 2001 maturity date, and any loans outstanding on the maturity date would have converted to non-amortizing term loans maturing twelve months thereafter. At June 30, 2001 the Company had outstanding borrowings of $29.5 million under the facility. Borrowings under the facility incurred interest at a rate, at the option of the Company, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 0.75%, or (2) LIBOR plus a margin ranging from 1.50% to 1.75%. The Company was also required to pay an unused commitment fee at a rate of 0.50% per annum.

In order to provide the Company with greater flexibility under the financial covenants contained in the Chase facility and to extend its availability, on August 14, 2001 the Chase Facility was amended. Under the newly amended Chase facility the maturity date was extended to March 31, 2002, with any borrowings outstanding due on that date, and the availability was reduced to $10 million. In connection with the amendment, the Company agreed to repay the $29.5 million of outstanding borrowings. Future borrowings on the facility will incur interest at a rate, at the option of the Company, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin of 1.75%, or
(2) LIBOR plus a margin of 2.75%. The Company is also required to pay an unused commitment fee of 0.75% per annum. The amendment also provided that Chase would assume the interests of the other two participant banks. The Chase Facility is guaranteed by AMCV and secured by all of the assets of DQSC except the American Queen, Cape May Light, Cape Cod Light and the Columbia Queen, and has various limitations and restrictions on investments and additional indebtedness. DQSC is required to comply with certain financial covenants, including the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. At June 30, 2001 DQSC was in compliance with all covenants under the amended terms of the Chase Facility.

4.   VESSELS UNDER CONSTRUCTION

The Vessels under Construction balance includes payments to shipyards, design and engineering fees, construction management and oversight costs, various owner-supplied items and capitalized interest. There were four vessels under construction as of June 30, 2001. Capitalized interest on the vessels under construction amounted to $10.2 million and $4.0 million for the six months ended June 30, 2001 and 2000 respectively. See Note 5 for further information.

Vessels under construction consists of the following (in thousands):

                                       June 30,          December 31,
                                         2001                2000
                                       --------          ------------
New Hawaii Ship #1                     $227,971            $175,223
New Hawaii Ship #2                       41,141              27,624
Cape May Light                               --              30,479
Cape Cod Light                           32,225              25,141
                                       --------            --------
                                       $301,337            $258,467
                                       ========            ========

The Cape May Light was placed into service on May 5, 2001.

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

Persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), the Company's largest stockholder, guaranteed the letter of credit facility for the Company with Chase for up to $30 million. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, the Company paid Equity a commitment fee of $500,000 in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units contingent, in part, upon appreciation in the Company's common stock above $21.90 per share. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, the Company deposited $30 million into a cash collateral account with Chase from proceeds received by the Company from the issuance of convertible preferred securities of a subsidiary trust, thereby terminating the Equity guarantee with 286,668 units vested. The Company has the right to retire Equity's stock appreciation units by paying a per unit price, which escalates each year, during the first three years after issuance. The price of the Company's right to retire Equity's stock appreciation units was $11 per unit if the Company retired the units by October 15, 2000, $13 per unit if the Company retires the units by October 15, 2001, and $15 per unit if the Company retires the units by October 15, 2002. If the Company does not retire Equity's stock appreciation units during the first three years after issuance, Equity may exercise, during the fourth and fifth years after issuance, its right to receive payment based upon the market value of the Company's common stock at such time.

In 1999 and 2000 the Company accrued an aggregate of $13 per stock appreciation unit, amounting to $3.7 million, which approximated the then-existing fair value, with the intention of retiring them prior to October 15, 2002. Based on the Company's current stock price and working capital requirements, the Company no longer intends to retire the stock appreciation units prior to October 15, 2002. On June 30, 2001 the Company revalued these stock appreciation units and has estimated the fair value of these obligations using the Black-Scholes option pricing model and factoring in its common stock price on that date. The revaluation resulted in a reduction in the corresponding accrued liability of $3.6 million which is presented as Other Income in the Company's statement of operations. The ongoing revaluations of these stock appreciation units may result in future material adjustments to the Company's results of operations.

HAWAII VESSELS
On March 9, 1999 the Company executed definitive agreements with Ingalls Shipbuilding, Inc. to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each. The contract provides that Ingalls Shipbuilding deliver the first new ship in January 2003 and the second ship in January 2004. The Company currently estimates the new Hawaii cruise ships to cost approximately $495 million each, including the cost of furnishings, fixtures and equipment, as well as design, engineering and architectural fees, but excluding capitalized interest. Ingalls Shipbuilding will provide a limited warranty for the design, material and workmanship of each vessel for one year after delivery.

Ingalls Shipbuilding is claiming that the Company should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. Although the Company believes that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted, in order to avoid the cost and uncertainty of litigation, the Company has entered into discussions with Ingalls Shipbuilding, and its parent, Northrop Grumman, in an effort to resolve these matters. The Company, however cannot provide any assurance that a resolution will be reached on terms satisfactory to the Company. If no such resolution can be reached, the Company intends to assert its rights under the original express provisions of the contract.

COASTAL VESSELS
The Company has been constructing two new coastal cruise vessels for our Delta Queen Coastal Voyages line at Atlantic Marine, Inc. of Jacksonville, Florida. The first vessel, the Cape May Light, was delivered on April 12, 2001 and entered service on May 5, 2001. The second vessel, the Cape Cod Light, is expected to be delivered in the second quarter of 2002. Each vessel is expected to have a total project cost, including furnishing, fixtures and equipment and design and architectural fees, of approximately $40 million to $42 million. The coastal cruise vessels will be approximately 300 feet long and provide accommodations for up to 224 passengers. Atlantic Marine will provide a limited warranty for the work, parts, and components of each vessel fabricated by the yard for one year after delivery.

6.   STOCKHOLDERS' EQUITY

ACCUMULATED DEFICIT

Changes in accumulated deficit for the six months ended June 30, 2001 were (in thousands):

          Accumulated deficit at December 31, 2000 ..............   $(29,645)
          Net loss ..............................................    (20,397)
                                                                    --------
          Accumulated deficit at June 30, 2001 ..................   $(50,042)
                                                                    ========


7.   EARNINGS PER SHARE

The following table provides a reconciliation of the number of shares used for calculating basic and diluted earnings per share. Conversion of convertible preferred securities is not assumed, as the result would be antidilutive to the loss per share (in thousands):

                                       For the three months ending   For the six months ending
                                                 June 30,                    June 30,
                                            2001          2000          2001          2000
                                           --------------------        --------------------
Weighted average shares outstanding
- basic                                    21,131        20,853        21,110        20,208
Dilutive effect of securities -
options                                        --           543            --            --
                                           ------        ------        ------        ------
Weighted average shares outstanding
- diluted                                  21,131        21,396        21,110        20,208


8.   HEADQUARTERS RELOCATION

On September 8, 2000 the Company announced its intention to relocate its corporate and operational headquarters, from Chicago, Illinois and New Orleans, Louisiana respectively, to a new leased facility which is being constructed in Sunrise, Florida. Construction of the new facility is expected to be completed in November 2001 and the relocation is expected to be largely complete by early 2002. The Company has offered to relocate most employees to the new location and will incur severance and retention costs pertaining to those employees choosing not to relocate. At December 31, 2000 the Company had accrued $0.6 million to recognize severance expenses for employees that had communicated to the Company in writing their intention not to relocate. For the six-month period ending June 30, 2001 the Company accrued an additional $0.6 million of severance expenses and made payments of $0.7 million against the accrual. Also during the six-month period ending June 30, 2001, the Company charged to expense $0.7 million in retention bonuses that were paid to employees. The Company may also incur lease termination expenses or a write-off of leasehold improvements if it elects to vacate its Chicago or New Orleans facilities. At this time the Company has not determined whether it will completely vacate these facilities and therefore is unable to determine the potential costs, if any, it will incur in connection with terminating the leases or writing off the leasehold improvements.


9.   SUBSEQUENT EVENTS

On July 30, 2001 the Company announced that the next three cash distributions on the preferred securities of its wholly owned subsidiary trust, scheduled for August 15 and November 15, 2001 and February 15, 2002, will be deferred until May 15, 2002, as permitted under the terms of the securities. The company had previously paid quarterly cash distributions of $0.875 per unit, for an aggregate of $7.0 million per year, to holders of the trust preferred securities.

On July 31, 2001 the Company refinanced its $50 million one-year MARAD notes due July 31, 2001. The notes are currently due July 31, 2002, with terms and conditions similar to the ones that matured July 31, 2001.

On August 14, 2001 the Company amended its revolving credit agreement with Chase Manhattan Bank (see Note 3) and repaid $29.5 million in outstanding borrowings in accordance with the terms of the amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
American Classic Voyages Co. is a holding company which owns and controls The Delta Queen Steamboat Co., Great Hawaiian Cruise Line, Inc. and Project America, Inc. Through our various subsidiaries, we currently operate four cruise lines:
Delta Queen Steamboat Co., which owns and operates the American Queen, Mississippi Queen, Delta Queen and Columbia Queen riverboats; Delta Queen Coastal Voyages, which owns and operates the Cape May Light and will operate the Cape Cod Light; American Hawaii, which owns and operates the ss Independence steamship; and United States Lines, which owns and operates the ms Patriot.

Our revenues are comprised of:
     1.   cruise fares;
     2.   onboard revenues, such as those from gift shops and shore excursions;
     3.   trip cancellation insurance and pre- and post-cruise hotel packages;
          and
     4. the sale of airplane tickets to and from points of embarkation and disembarkation.

Our cost of operations is comprised of:
     1. passenger expenses, such as employee payroll and benefits and the cost of food and beverages;
     2.   cost of sales related to onboard revenues
     3. vessel operating costs, including lay-up, dry-docking and insurance costs for our vessels;
     4.   commissions paid to travel agents; and
     5.   airplane tickets and hotel costs.

When we receive deposits from passengers for cruises, we establish a liability for unearned passenger revenue. We recognize these deposits as revenue on a pro-rata basis during the associated cruise. Operations data expressed as a percentage of total revenue for the periods indicated is as follows:

                                             For the six months ended June 30,
                                             ---------------------------------
                                                  2001               2000
                                             -------------       -------------
   Revenues                                       100%               100%
   Costs and expenses:
     Operating expenses                            80                 67
     Selling, general and administrative           35                 33
     Depreciation                                   7                  8
   Operating loss                                 (23)                (7)
   Net loss                                       (14)                (5)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)


Selected operating statistics for the periods indicated are as follows:

                                                 For the three months ended         For the six months ended
                                                           June 30,                         June 30,
                                                  -------------------------         -------------------------
                                                    2001             2000             2001             2000
                                                  --------         --------         --------         --------
Fare revenue per passenger night                  $    201         $    250         $    194         $    237
Total revenue per passenger night                 $    302         $    344         $    298         $    336

Weighted average operating days (1):
     Delta Queen                                        86               84              135              138
     American Hawaii                                    91               91              174              164
     United States Lines                                91                -              181                -

Vessels capacity per day (berths) (2):
     Delta Queen                                     1,411            1,183            1,411            1,183
     American Hawaii                                   857              860              857              860
     United States Lines                             1,212                -            1,212                -

Passenger nights (3)                               259,165          176,805          477,368          301,910
Physical occupancy percentage (berths) (4)              83%              99%              85%              99%

----------------------

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


Delta Queen's operations are seasonal. Historically, we have had greater passenger interest and higher yields in the spring and fall months of the year. The vessels typically undergo their annual lay-ups in December or January, and the Columbia Queen does not operate during the three winter months of the year. While American Hawaii has historically experienced greater passenger interest in the summer and fall months of the year, quarterly variations in its revenues have been significantly less than those of Delta Queen. As United States Lines operates in the same market as American Hawaii, we expect the seasonal trends for United States Lines to be similar to those historically experienced by American Hawaii.

Effective January 1, 2001, we reclassified certain items within our Statement of Operations from reductions of revenue to increases in operating costs. Specifically, the cost of override commissions paid to travel agents, which pertain to incentive-based commissions paid incremental to the standard commission, as well as the cost of port charges, cancellation insurance premiums and bad debt expense, are currently reflected within the Cost of Operations section of the Statement of Operations. These costs had previously been reflected as reductions within total revenues. The revenue and cost of operations amounts for all periods presented have been reclassified to conform to the current presentation. The effects of this reclassification increased both Revenues and Cost of Operations by $2.8 million and $2.5 million for the three months ended June 30, 2001 and 2000 respectively, and by $4.9 million and $4.2 million for the six months ended June 30, 2001 and 2000 respectively, with no effect on Gross Profit or Operating Income.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000
Revenues for the second quarter were $78.1 million, an increase of $17.3 million, or 28%, over the second quarter of 2000. The total revenues increase is comprised of a $7.7 million increase in fare revenues for the quarter and a $9.6 million increase in other revenue, primarily passenger air and onboard revenues. The increase in fare revenues for the quarter was attributable to the $14.0 million generated by the ms Patriot, introduced into service in December 2000 and $2.7 million generated by the Cape May Light, introduced in May of 2001, partially offset by declines in gross fare yields (which are defined as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)


gross fare revenues per passenger night multiplied by occupancy percentage) on American Hawaii's ss Independence and on the Delta Queen steamboats. Gross fare revenue at American Hawaii decreased by $8.7 million in the second quarter of 2001 as compared to the second quarter of 2000, as yields fell from $215 in 2000 to $107 in 2001. Gross fare revenues for the Delta Queen riverboats were relatively flat for the second quarter of 2001 as compared to the second quarter of 2000, as a 9% decline in yields was offset by increased capacity provided by the Columbia Queen, which was introduced in late May of 2000. The decline in yields were a function of the downturn in the overall economy and its effects on discretionary consumer spending, as well as competitive pricing in the leisure industry and the Hawaii tourism market. Revenues were also adversely impacted by the lack of a strong base of group sales for 2001.

Cost of Operations increased by $20.9 million, or 55% during the quarter. The increase is mainly attributable to the ms Patriot and, to a lesser extent, the Cape May Light, which were not in service in the second quarter of 2000. Cost of operations on the Delta Queen riverboats remained flat for the quarter, and decreased by $3.4 million at American Hawaii, mainly due to a decline in passengers on the Independence as compared to the prior year. Gross profit decreased by $3.6 million in the second quarter of 2001 as compared to the second quarter of 2000, primarily due to the decline in yields at American Hawaii.

Selling, General and Administrative (SG&A) Expenses increased in the second quarter by $9.2 million to $26.0 million in 2001. The increase is due primarily to a $5.8 million increase in marketing expenses for the quarter, $3.8 million of which is attributable to increased spending at The Delta Queen Steamboat Company and $1.7 million of which is attributable to Delta Queen Coastal Voyages, which is in its first year of operations. We also incurred approximately $1.0 million in relocation expenses during the quarter. No relocation expenses were incurred in the prior year. The remaining SG&A increase is due to increased expenses associated with our expansion plans. Excluding the relocation expenses, SG&A increased as a percentage of revenues from 27.7% in 2000 to 32.1% in 2001.

The operating loss incurred in the second quarter of 2001 was $12.2 million, as compared to operating income of $2.0 million in the second quarter of 2000, as the growth in operating costs and SG&A outpaced the growth in revenues. In June of 2001 we initiated a comprehensive cost reduction program to reduce SG&A expenses in response to our current revenue outlook.

Second quarter interest expense increased from $27,000 in 2000 to $1.7 million in 2001. The increase is due to higher debt levels in connection with our shipbuilding programs, partially offset by $5.1 million of capitalized interest in the second quarter of 2001 as compared to $2.0 million in the second quarter of 2000.

In the second quarter of 2001 we revalued our outstanding stock appreciation units, resulting in an unrealized pre-tax gain of $3.6 million, with no comparable gain or loss in the second quarter of 2000. See Note 5 to the Consolidated Financial Statements for further information.

Income tax benefit for the second quarter of 2001 was $3.6 million as compared to income tax expense of $0.8 million in 2000, as we reported a loss in the second quarter of 2001 and income in 2000.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues for the first six months of 2001 were $142.3 million, an increase of $40.8 million, or 40%, over the first six months of 2000. The total revenues increase is comprised of a $20.8 million increase in fare revenues for the quarter and a $20.0 million increase in other revenue, primarily passenger air and onboard revenues. The increase in fare revenues for the quarter was mainly attributable to the $32.7 million generated by the ms Patriot, introduced into service in December 2000 partially offset by a 45% decline in gross fare yields at American Hawaii. Gross fare revenue at American Hawaii decreased by $12.8 million in the first half of 2001 as compared to the first half of 2000, as yields fell from $216 in 2000 to $118 in 2001. Fare revenues for the Delta Queen steamboats decreased by $1.8 million in the first six months of 2001 as compared to the first six months of 2000, as yields decreased from $252 in 2000 to $223 in 2001.

On February 20, 2001, the ms Patriot returned to its home port so that a thruster bearing in the vessel's generator drive train could be replaced. This resulted in refunds issued to passengers of $1.6 million, which was recorded in the first quarter, and travel discounts for a future cruise expected to cost approximately $0.5 million, which will be expensed as incurred. On March 24, the ss Independence underwent an unscheduled dry-dock to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

repair its bow thruster. The vessel was out of service for a period of seven days, and expenses associated with the repairs was approximately $0.5 million.

Cost of Operations increased by $46.3 million, or 68% during the first six months of 2000. The increase is mainly attributable to the ms Patriot and, to a lesser extent, the Cape May Light, which were not in service in the second quarter of 2000. Cost of operations on the Delta Queen Riverboats was relatively flat for the first half of 2001, and decreased by $4.4 million at American Hawaii, mainly due to a decline in passengers on the Independence as compared to the prior year. Gross profit decreased by $5.5 million in the second quarter of 2001 as compared to the second quarter of 2000, primarily due to the decline in yields at American Hawaii, and, to a lesser extent, The Delta Queen Steamboat Company.

Selling, General and Administrative (SG&A) Expenses increased during the first six months of 2001 by $16.9 million to $50.0 million in 2001. The increase is due primarily to a $10.5 million increase in marketing expenses for the period, $4.2 million of which is attributable to new marketing initiatives at The Delta Queen Steamboat Company and $3.6 million of which is attributable to the Delta Queen coastal vessels that are being introduced in 2001 and 2002. We also incurred approximately $1.4 million in relocation expenses during the first half of 2001, with no comparable expenses incurred in the prior year, and incurred $1.3 million in start-up expenses for new ships in 2001, as compared to $0.7 million in 2000. We also wrote off $0.2 million during the first half of the year for brochures that are no longer in use. The remaining SG&A increase is due to increased expenses associated with our expansion plans. Excluding the relocation and start-up expenses, SG&A increased as a percentage of net revenues from 32.0% in 2000 to 33.2% in 2001.

The operating loss increased for the first six months of 2001 to $32.4 million, as compared to $7.5 million in the prior year, as the growth in operating costs and SG&A outpaced the growth in revenues. We expect to see the results of the cost reduction program initiated in June 2001 to become effective in the second half of the year.

Interest expense increased from $1.0 million in 2000 to $3.8 million in 2001 due to higher debt levels in connection with our shipbuilding programs, partially offset by $10.2 million of capitalized interest in the first half of 2001 as compared to $4.0 million in the first half of 2000.

In June of 2001 we revalued our outstanding stock appreciation units, resulting in an unrealized pre-tax gain of $3.6 million, with no comparable gain or loss in the first half of 2000. See Note 5 to the Consolidated Financial
Statements for further information.

Income tax benefit for the first six months of 2001 was $13.3 million as compared to $2.9 million in the first half of 2000 due to higher pre-tax losses.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
For the six months ended June 30, cash used in operations, before changes in unearned passenger revenue, was $38.1 million in 2001 as compared to $1.1 million in 2000. The increase in 2001 is mainly due to a $24.9 million increase in operating loss for the first half of 2001, resulting from lower gross profits and higher SG&A expenses. Additionally, accounts payable and accrued expenses combined declined $4.0 million in the first six months of 2001, versus a $2.2 million increase in the first six months of 2000. Combined prepaid expenses and other assets increased $8.9 million in the first half of 2001, versus $2.5 million in the first half of 2000. The increase in unearned passenger revenues was $17.7 million in 2001 as compared to $14.0 million in 2000, primarily due to increased vessel capacity provided by the ms Patriot.

Cash used in investing activities totaled $73.2 million in 2001 as compared to $159.6 million in 2000. In 2000, we placed $30.0 million of debt proceeds into escrow accounts in connection with our shipbuilding programs and purchased $13.3 million of marketable securities, as compared to 2001 when a net of $27.5 million was released from escrow accounts (see notes 2 and 3 to the Consolidated Financial Statements) and we sold $7.8 million of marketable securities. Capital expenditures decreased $7.9 million in 2001, as we completed construction of the Cape May Light in April of 2001. In 2001 we spent $78.4 million in 2001 for the new Hawaii cruise ships under construction as compared to $50.6 million during 2000, and $17.8 million on the Delta Queen coastal vessels in 2001 as compared to $28.3 million spent in 2000. We also spent $31.1 million in 2000 for renovation and refurbishment of the Columbia Queen with no comparable amount in 2001. Other capital expenditures of $12.3 million in 2001, as compared to $5.0 million in 2000, were mainly related to capital improvements on existing vessels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

Cash received from financing activities was $118.3 million in 2001 as compared to $162.7 million in 2000. During the first six months of 2001, we issued $35.5 million in long term bonds guaranteed by the Maritime Administration ("MARAD") to finance the purchase and renovation of the Columbia Queen, previously financed with working capital, issued short term MARAD-guaranteed notes in the net amount of $60 million to finance construction of the first Hawaii vessel, borrowed $29.5 million through our revolving credit facility and made principal payments on long-term debt of $6.2 million. In 2000, we raised $96.3 million from an offering of convertible preferred securities of a subsidiary trust and $46.8 million from a common stock offering in the first quarter of 2000, as discussed below, issued $25 million of MARAD notes and made debt repayments of $9.2 million.

On February 22, 2000 we completed an offering of 2,000,000 trust convertible preferred securities. Each $50 security bears interest at 7% and is convertible at the holder's election into 1.6207 shares of common stock. The net proceeds, after underwriting fees and other expenses, were $96.3 million. A portion of the proceeds was used to fund the letter of credit facility related to the ms Nieuw Amsterdam purchase and to pay outstanding amounts on the Chase credit facility. On July 30, 2001 we announced that the next three cash distributions on these securities, scheduled for August 15 and November 15, 2001 and February 15, 2002, will be deferred until May 15, 2002, as permitted under the terms of the securities. We had previously paid quarterly cash distributions of $0.875 per unit, for an aggregate of $7.0 million per year, to holders of the trust preferred securities. However, there can be no assurance that we will not continue to defer the cash distribution to the extent permitted under the terms of the securities.

On February 22, 2000 we also completed an offering of an additional 2,000,000 shares of common stock. The net proceeds, after underwriting commissions and other expenses, were $46.8 million and are being used for construction of the second Hawaii vessel.

For the Hawaii cruise market, we are constructing two new cruise ships over the next several years. On March 9, 1999 we executed definitive agreements with Ingalls Shipbuilding, Inc. to construct at least two new vessels for the Hawaii cruise market. The new Hawaii cruise ships will have the capacity to accommodate approximately 1,900 passengers each. The contract provides that Ingalls Shipbuilding deliver the first new ship in January 2003 and the second ship in January 2004. We currently estimate the new Hawaii cruise ships to cost approximately $495 million each, including the cost of furnishings, fixtures and equipment, as well as design, engineering and architectural fees, but excluding capitalized interest. Ingalls Shipbuilding will provide a limited warranty for the design, material and workmanship of each vessel for one year after delivery.

Ingalls Shipbuilding is claiming that we should pay additional sums beyond the contract price for certain interior finish work and has requested a delay in the delivery schedule. Although we believe that the claims made by the shipyard for additional payments and a delay in the delivery of the ships are unwarranted, in order to avoid the cost and uncertainty of litigation, we have entered into discussions with Ingalls Shipbuilding and its parent, Northrop Grumman, in an effort to resolve these matters. We cannot, however, provide any assurance that a resolution will be reached on terms satisfactory to us. If no such resolution can be reached, we intend to assert our rights under the original express provisions of the contract. In the first half of 2001 we spent $63.4 million on construction of the first Hawaii vessel and $15.0 million on construction of the second vessel, including capitalized interest. For the balance of 2001, we expect to spend approximately $117 million, excluding capitalized interest, on building the two new Hawaii cruise vessels and completing construction of the Cape Cod Light.

We intend to finance a significant portion of the construction cost of the Hawaii cruise ships through the MARAD, which provides guarantees of private financing for new vessel construction projects conducted in U.S. shipyards. In April 1999 we received commitments from MARAD for financing guarantees for debt of up to 87.5% of the cost of the vessels. During the 12 months ending December 31, 2000 we placed three separate issuances of short-term notes guaranteed by MARAD totaling $125 million. These notes bear interest ranging from the London Interbank Offer Rate, or LIBOR, minus 0.05% to LIBOR minus 0.10%. On January 31, 2001 we issued $50 million of notes guaranteed by MARAD bearing interest at LIBOR minus 0.10% and due on January 31, 2002. A portion of the proceeds from this issuance was used to pay down $25 million of notes issued in 2000 that were due January 31, 2001. On May 8, 2001 we issued an additional $35 million notes due April 30, 2002 at LIBOR minus 0.10%. We intend to refinance all of these notes on or before their maturity dates by issuing long-term bonds. In the current market, this type of debt generally bears interest at a rate of 100 to 175 basis points over the comparable U.S. government obligations and can have a term of up to 25 years from the date of delivery of the vessel. The loans generally amortize on either a straight-line basis or on a mortgage-style basis over the term of the loan, commencing after the delivery date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

On May 16, 2001 we issued two series of MARAD-guaranteed bonds in the amount of $18.1 million and $17.4 million, paying interest at 6.25% and 6.7% respectively, to finance the purchase and renovation of the Columbia Queen, which was previously financed with working capital.

We have been constructing two new coastal cruise vessels for our Delta Queen Coastal Voyages line at Atlantic Marine, Inc. of Jacksonville, Florida. The first vessel, the Cape May Light, was delivered April 12, 2001 and was placed into service on May 5, 2001. The second vessel, the Cape Cod Light, is expected to be delivered and placed into service in the second quarter of 2002. Each 224-passenger vessel is expected to have a total project cost, including furnishing, fixtures and equipment, as well as design and architectural fees, but excluding capitalized interest, of approximately $40 million to $42 million. On October 16, 2000 we issued $37.9 million and $38.5 million of 7.25% long-term bonds to finance construction of the Cape May Light and Cape Cod Light respectively. Semi-annual principal payments commence six months after delivery of the ships. The bonds are guaranteed by MARAD pursuant to a commitment we received from MARAD on March 31, 2000 for financing guarantees pertaining to the two ships.

Under the terms of an agreement finalized on October 15, 1999, we acquired the ms Nieuw Amsterdam from Holland America Line ("HAL") on October 18, 2000 for $114.5 million. Upon taking delivery of the vessel, we renamed it the ms Patriot and we are operating it as a 1,212-passenger U.S.-flagged vessel serving the Hawaiian market. This is the first ship that we are operating under the United States Lines brand name. The purchase price was financed with $30 million of proceeds from the issuance of convertible preferred securities of a subsidiary trust and an $84.5 million promissory note issued to HAL by us. The promissory note bears interest at a floating rate equal to the prevailing prime rate, and is payable monthly in arrears. Principal paydowns of $5.1 million are scheduled for each March 31st and September 30th, beginning with March 31, 2001, with a final payment of $23.7 million due on January 18, 2007. We also incurred $20.4 million in refurbishment, renovation and other capital expenditures necessary to ready the vessel for service. This amount was funded from operating cash flow. The vessel was placed into service on December 9, 2000.

The 1999 purchase contract with HAL required us to make an earnest money deposit of $30 million by January 17, 2000. Persons and entities affiliated with Equity Group Investments, Inc. ("Equity"), our largest stockholder, guaranteed our letter of credit facility with The Chase Manhattan Bank ("Chase") for up to $30 million, thereby allowing us to obtain the facility from its inception until February 22, 2000. Under an agreement dated October 15, 1999, as consideration for issuance of the guarantee, we paid Equity a commitment fee of $0.5 million in 1999 and agreed to pay Equity additional compensation in the form of stock appreciation units. Equity's rights to receive this additional compensation vested, on a monthly basis, during the period that the guarantee remained outstanding. On February 22, 2000, we deposited $30 million into a cash collateral account with Chase from proceeds received from the issuance of convertible preferred securities of a subsidiary trust, thereby terminating the Equity guarantee. Equity may exercise its right to receive payment during the two years following the third anniversary of the date of the agreement, subject to our right to retire Equity's stock appreciation units, at escalating prices, prior to the third anniversary of the agreement. In 1999 and 2000 the Company accrued an aggregate of $13 per stock appreciation unit, which approximated the then-existing fair value, amounting to $3.7 million, with the intention of retiring them prior to October 15, 2002. Based on our current stock price and working capital requirements, we no longer intend to retire the stock appreciation units prior to October 15, 2002. On June 30, 2001 we revalued these stock appreciation units and have estimated the fair value of these obligations using the Black-Scholes option pricing model and factoring in our common stock price on that date. The revaluation resulted in an unrealized gain of $3.6 million which is presented as Other Income in our statement of operations. The ongoing revaluations of these stock appreciation units may result in future material adjustments to our results of operations. (See Note 5 to the Consolidated Financial Statements for further information).

In February 1999 The Delta Queen Steamboat Co. ("DQSC") entered into a credit agreement with a group of lenders, with Chase as agent ("The Chase Facility"). This agreement provided for a revolving credit facility of up to $70 million to fund the expansion of the Delta Queen line. Upon the completion of MARAD financing for the two Delta Queen coastal vessels, this facility was amended in the third quarter of 2000 whereby DQSC had a maximum of $30 million available to it in the amount of revolving credit loans until the September 13, 2001 maturity date, with all loans outstanding maturing twelve months thereafter. At June 30, 2001 we had outstanding borrowings of $29.5 million under this facility. Borrowings under the facility incurred interest at a rate, at the option of the Company, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin ranging from 0.50% to 0.75%, or (2) LIBOR plus a margin ranging from 1.50% to 1.75%. The Company was also required to pay an unused commitment fee at a rate of 0.50% per annum.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

In order to provide the Company with greater flexibility under the financial covenants contained in the Chase facility and to extend its availability, on August 14, 2001 the Chase Facility was amended. Under the newly-amended Chase facility the maturity date was extended to March 31, 2002, with any borrowings outstanding due on that date, and the availability was reduced to $10 million. In connection with the amendment, we agreed to repay the $29.5 million of outstanding borrowings. Future borrowings on the facility will incur interest at a rate, at our option, equal to either (1) the greater of Chase's prime rate or certain alternative base rates plus a margin of 1.75%, or (2) LIBOR plus a margin ranging of 2.75%. We are also required to pay an unused commitment fee of 0.75% per annum. The amendment also provided that Chase would assume the interests of the other two participant banks. The Chase Facility is guaranteed by AMCV and secured by all of the assets of DQSC except the American Queen, Cape May Light, Cape Cod Light and the Columbia Queen, and has various limitations and restrictions on investments and additional indebtedness. DQSC is required to comply with certain financial covenants, including the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. At June 30, 2001 DQSC was in compliance with all covenants under the amended terms of the Chase Facility.

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

RESCISSION OF ACCOUNTING METHOD
The Securities and Exchange Commission (the "SEC") previously conducted an informal investigation into the Company's adoption and subsequent voluntary rescission of its accounting policy regarding the deferral of direct mail advertising costs with respect to the Company's financial statements for the first quarter of 1999. On June 25, 2001 the Company consented to the entry of an order by the SEC, in which the Company, without admitting or denying the SEC's findings, agreed to cease and desist from any further alleged violations of
Section 13(a) and 13(b)(2)(A) of the Securities Exchange Act of 1934 and Rules 13a-13 and 12b-20 thereunder. The SEC assessed no fines, penalties, sanctions or corrective or remedial measures against the Company. The SEC's order terminates the SEC investigation of the matter.

OTHER MATTERS
On September 8, 2000 the Company announced its intention to relocate its corporate and operational headquarters, from Chicago, Illinois and New Orleans, Louisiana respectively, to a new leased facility which is being constructed in Sunrise, Florida. In connection with the move, we are eligible to receive economic incentives from the State of Florida, Broward County and the City of Sunrise of up to $4.2 million once certain conditions are met. The economic benefits we may receive include tax refunds beginning in 2002 under Florida's Qualified Target Industry Tax (QTI) Refund Program, state job training funds and certain cash grants approved by the local municipalities. These benefits will be recognized as they are earned. Construction of the new facility is expected to be completed in November 2001 and the relocation is expected to be largely complete

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

by early 2002. The Company has offered to relocate most employees to the new location and will incur severance and retention costs pertaining to those employees choosing not to relocate. At December 31, 2000 the Company had accrued $0.6 million to recognize severance expenses for employees that had communicated to the Company in writing their intention not to relocate. For the six-month period ending June 30, 2001 the Company accrued an additional $0.6 million of severance expenses and made payments of $0.7 million against the accrual. Also during the six-month period ending June 30, 2001, the Company charged to expense $0.7 million in retention bonuses that were paid to employees. We may also incur lease termination expenses or a write-off of leasehold improvements if we elect to vacate our Chicago or New Orleans facilities. At this time we have not determined whether we will completely vacate these facilities and are therefore unable to determine the potential costs, if any, we will incur in connection with terminating the leases or writing off the leasehold improvements.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          On July 30, 2001 we filed an 8-K to announce the deferral of the next three quarterly cash distributions on our Trust Preferred Securities.


          Exhibit 10.(vii) - Amendment No. 1, dated August 14, 2001 to the Amended and Restated Credit Agreement dated as of September 14, 2000.

          Exhibit 10.(viii) - Waiver dated as of August 14, 2001 to the Amended and Restated Credit Agreement dated as of September 14, 2000.

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



Dated:  AUGUST 14, 2001
       -----------------